Form 10-Q
period 1995-09-30
PHOENIX LEASING INCOME FUND VII
filed 1995-11-13
CIK 732676

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
        ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

           For the  transition  period from  __________ to__________.



                         Commission File Number 0-12593



                         PHOENIX LEASING INCOME FUND VII
                                   Registrant

           California                                     68-0001202
      State of Jurisdict                      I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                       94901-5527
-------------------------------------------------    ---------------------------
      Address of Principal Executive Offices                         Zip Code

        Registrant's telephone number, including area code: (415) 485-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X                    No
                            ---                      ---

                                      Part I. Financial Information
                                      Item 1. Financial Statements
                             PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                                       CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands Except for Unit Amounts)
                                               (Unaudited)
                                                                                         September 30,  December 31,
                                                                                              1995          1994
                                                                                              ----          ----
ASSETS

Cash and cash equivalents                                                                   $3,327        $1,248

Accounts receivable (net of allowance for losses on accounts receivable
   of $62 and $132 at September 30, 1995 and December 31, 1994, respectively)                   75           155

Notes receivable (net of allowance for losses on notes receivable of $359 and
   $401 at September 30, 1995 and December 31, 1994, respectively)                             325         1,867

Equipment on operating leases and held for lease (net of accumulated depreciation and obsolescence  reserves of $3,342 and $6,009 at September 30, 1995 and
   December 31, 1994, respectively)                                                            232           533

Net investment in financing leases (net of allowance for early terminations of $71
   at September 30, 1995 and December 31, 1994)                                                106           550

Property, cable systems and equipment (net of accumulated depreciation of $210
   and $124 at September 30, 1995 and December 31, 1994, respectively)                         931           993

Cable subscriber lists and franchise rights (net of accumulated amortization of $310
   and $189 at September 30, 1995 and December 31, 1994, respectively)                         982         1,103

Investment in joint ventures                                                                 1,111         1,339

Other assets                                                                                    75           358
                                                                                            ------        ------

     Total Assets                                                                           $7,164        $8,146
                                                                                            ======        ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                                                    $1,563        $2,390
                                                                                            ------        ------

     Total Liabilities                                                                       1,563         2,390
                                                                                            ------        ------

Partners' Capital

   General Partner                                                                             227            57

   Limited Partners, 480,000 units authorized, 366,432 units issued and
     345,974 units outstanding at September 30, 1995 and December 31, 1994                   5,374         5,699
                                                                                            ------        ------

     Total Partners' Capital                                                                 5,601         5,756
                                                                                            ------        ------

     Total Liabilities and Partners' Capital                                                $7,164        $8,146
                                                                                            ======        ======

                               The accompanying notes are an integral part
                                          of these statements.

                             PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Amounts in Thousands Except for Per Unit Amounts)
                                               (Unaudited)
                                                        Three Months Ended          Nine Months Ended
                                                           September 30,               September 30,
                                                        1995          1994          1995          1994
                                                        ----          ----          ----          ----
INCOME

   Rental income                                      $  268        $  298        $  983        $1,252
   Cable subscriber revenues                             148           139           434           411
   Equity in earnings from joint ventures, net           108            67           287           173
   Interest income, notes receivable                       6            24           425            74
   Other income                                           17            31           125           122
                                                      ------        ------        ------        ------

     Total Income                                        547           559         2,254         2,032
                                                      ------        ------        ------        ------

EXPENSES

   Depreciation and amortization                         190           207           481           695
   Lease related operating expenses                        7            19            19            98
   Program service, cable system                          39            29           105            89
   Management fees to General Partner                     27            48           223           186
   Provision for losses on receivables                    33             7            20            32
   Interest expense                                     --              32          --              99
   General and administrative expenses                    79           130           278           375
                                                      ------        ------        ------        ------

     Total Expenses                                      375           472         1,126         1,574
                                                      ------        ------        ------        ------

Net income before income taxes                           172            87         1,128           458
Income tax benefit                                        12          --               2          --
                                                      ------        ------        ------        ------

NET INCOME                                            $  184        $   87        $1,130        $  458
                                                      ======        ======        ======        ======



NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                   $  .46        $  .25        $ 2.78        $ 1.31
                                                      ======        ======        ======        ======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                   $ 3.72        $ 3.72        $ 3.72        $ 7.50
                                                      ======        ======        ======        ======

ALLOCATION OF NET INCOME:
   General Partner                                    $   27        $    1        $  169        $    5
   Limited Partners                                      157            86           961           453
                                                      ------        ------        ------        ------

                                                      $  184        $   87        $1,130        $  458
                                                      ======        ======        ======        ======

                               The accompanying notes are an integral part
                                          of these statements.

                             PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Amounts in Thousands)
                                               (Unaudited)
                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                           1995            1994
                                                                                           ----            ----
Operating Activities:
   Net income                                                                           $ 1,130         $   458

     Adjustments  to  reconcile  net  income  to net  cash  provided  (used)  by operating activities:
         Depreciation and amortization                                                      481             695
         Gain on sale of equipment                                                          (75)            (93)
         Equity in earnings from joint ventures, net                                       (287)           (173)
         Provision for early termination, financing leases                                 --                28
         Provision for losses on notes receivable                                           (27)           --
         Provision for losses on accounts receivable                                         47               4
         Gain on sale of marketable securities                                             --                (1)
         Decrease in accounts receivable                                                     33             181
         Decrease in accounts payable and accrued expenses                                 (827)         (1,882)
         Increase in deferred income tax asset                                               (4)           --
         Decrease in other assets                                                           298              34
                                                                                        -------         -------

Net cash provided (used) by operating activities                                            769            (749)
                                                                                        -------         -------

Investing Activities:
   Principal payments, financing leases                                                     398             915
   Principal payments, notes receivable                                                   1,569             571
   Proceeds from sale of equipment                                                          148             189
   Proceeds from sale of marketable securities                                             --                 1
   Distributions from joint ventures                                                        505             160
   Purchase of equipment                                                                   --                (2)
   Investment in joint ventures                                                            --               (45)
   Property, plant and equipment, cable systems                                             (24)            (93)
                                                                                        -------         -------

Net cash provided by investing activities                                                 2,596           1,696
                                                                                        -------         -------

Financing Activities:
   Payments of principal, notes payable                                                    --            (1,720)
   Distributions to partners                                                             (1,286)         (2,594)
                                                                                        -------         -------

Net cash used by financing activities                                                    (1,286)         (4,314)
                                                                                        -------         -------

Increase (decrease) in cash and cash equivalents                                          2,079          (3,367)

Cash and cash equivalents, beginning of period                                            1,248           4,129
                                                                                        -------         -------

Cash and cash equivalents, end of period                                                $ 3,327         $   762
                                                                                        =======         =======

Supplemental Cash Flow Information:
   Cash paid for interest expense                                                       $  --           $   123

                               The accompanying notes are an integral part
                                          of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.       General.

         The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.

         Financial Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership does not expect the adoption of this statement to have a material impact on its financial position and results of operations. The Partnership plans to adopt Statement No. 121 on January 1, 1996.

         Non Cash Investing Activities. During the quarter ended June 30, 1995, the Partnership received a final distribution of common stock from one of its investments in equipment joint ventures. The market value of the stock at the distribution date was $9,000.

Note 2.       Reclassification.

         Reclassification - Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

Note 3.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         Phoenix Cablevision of Oregon, Inc. (the Subsidiary) is a corporation subject to state and federal tax regulations. The Subsidiary reports to the taxing authority on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes than for income tax purposes, deferred taxes are provided for such differences using the liability method.

Note 4.       Notes Receivable.

         Impaired Notes Receivable. On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

         In accordance with Statement No. 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Notes receivable previously classified as in-substance foreclosed cable systems but for which the Company had not taken possession of the collateral have been reclassified to notes receivable.

         At September 30, 1995 the recorded investment in notes that are considered to be impaired under Statement 114 was $151,000. Included in this amount is $114,000 of impaired notes for which the related allowance for losses is $11,000 and $37,000 of impaired notes for which there is no allowance. Generally, notes receivable are classified as impaired and the accrual of interest on such notes is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income.

         During the quarter ended June 30, 1995, the Partnership received a settlement on one of its notes receivable from a cable television system operator which was considered to be impaired under Statement No. 114. The Partnership received a partial recovery of $27,000 as a settlement which was applied towards the $41,000 outstanding note receivable balance. The remaining balance of $14,000 was written-off through its related allowance for loan losses. The related allowance for loan losses for this note receivable was provided for in a previous year in an amount equal to the carrying value of the note. Upon receipt of the settlement of this note receivable, the Partnership reduced the allowance for loan losses by $27,000 during the quarter ended June 30, 1995. This reduction in the allowance for loan losses was recognized as income during the period.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:
                                                1995          1994
                                                ----          ----
                                              (Amounts In Thousands)
              Beginning balance                $ 401         $ 401
                   Provision for losses          (27)         --
                   Write downs                   (15)         --
                                               -----         -----
              Ending balance                   $ 359         $ 401
                                               =====         =====

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

       Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 345,974 for the nine months ended September 30, 1995 and 1994. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 6.       Investment in Joint Ventures.

Equipment Joint Ventures

         The aggregate combined statements of operations of the equipment joint ventures is presented below:

                                  COMBINED STATEMENTS OF OPERATIONS
                                       (Amounts in Thousands)
                                             Three Months Ended           Nine Months Ended
                                                September 30,               September 30,
                                             1995          1994          1995          1994
                                             ----          ----          ----          ----
INCOME
Rental income                              $  763        $  112        $2,122        $  475
Gain on sale of equipment                     140            47           262           155
Other income                                  570           110           676           142
                                           ------        ------        ------        ------

         Total Income                       1,473           269         3,060           772
                                           ------        ------        ------        ------

EXPENSES
Depreciation                                  628             2           855             5
Lease related operating expenses              338            36           899           304
Management fees to General Partner             76             8           144            25
General and administrative expenses          --              28             3            83
                                           ------        ------        ------        ------

         Total Expenses                     1,042            74         1,901           417
                                           ------        ------        ------        ------

Net Income                                 $  431        $  195        $1,159        $  355
                                           ======        ======        ======        ======

Financing Joint Ventures

     The aggregate combined statements of operations of the financing joint ventures is presented below:

                             COMBINED STATEMENTS OF OPERATIONS
                                  (Amounts in Thousands)
                                          Three Months Ended      Nine Months Ended
                                             September 30,           September 30
                                           1995        1994        1995        1994
                                           ----        ----        ----        ----
INCOME
Interest income - notes receivable         $ 14        $ 49        $ 62        $ 48
Other income                                  7           2          74          13
                                           ----        ----        ----        ----

         Total Income                        21          51         136          61
                                           ----        ----        ----        ----

EXPENSES
Management fees to General Partner            2           5           7          17
General and administrative expenses           3           8          15          28
                                           ----        ----        ----        ----

         Total Expenses                       5          13          22          45
                                           ----        ----        ----        ----

Net Income                                 $ 16        $ 38        $114        $ 16
                                           ====        ====        ====        ====

Foreclosed Cable Systems Joint Ventures

     The aggregate combined statements of operations of the foreclosed cable systems joint ventures is presented below:

                                  COMBINED STATEMENTS OF OPERATIONS
                                       (Amounts in Thousands)
                                                    Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                    1995          1994         1995          1994
                                                    ----          ----         ----          ----
INCOME
Subscriber revenue                                 $ 222         $ 115        $ 653         $ 239
Other income                                           3             1            7             3
                                                   -----         -----        -----         -----
         Total Income                                225           116          660           242
                                                   -----         -----        -----         -----

EXPENSES
Depreciation and amortization                         65            15          200            46
Program services                                      76            19          209            55
Management fees to an affiliate of the
  General Partner                                     10             5           29            10
General and administrative expenses                   69            26          186            58
Provision for losses on accounts receivable            2             1            7             2
                                                   -----         -----        -----         -----
         Total Expenses                              222            66          631           171
                                                   -----         -----        -----         -----
Net income before income taxes                         3            50           29            71
Income tax expense                                    (6)         --            (13)         --
                                                   -----         -----        -----         -----
Net Income (Loss)                                  $  (3)        $  50        $  16         $  71
                                                   =====         =====        =====         =====

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Income Fund VII and Subsidiary (the Partnership) reported net income of $184,000 and $1,130,000 during the three and nine months ended September 30, 1995, respectively, as compared to net income of $87,000 and $458,000 during the same periods in the preceding year.

         Total revenues decreased by $12,000 for the three months ended September 30, 1995, but increased by $222,000 during the nine months ended September 30, 1995, when compared to the same periods in the previous year.

         The small decrease in total revenues during the three months ended September 30, 1995 is due to small decreases in rental income, interest income and other income. Cable subscriber revenues and equity in earnings from joint ventures increased during the three months ended September 30, 1995, but they did not increase enough to completely offset the decreases in rental income, interest income and other income.

         The improvement in total revenues of $222,000 during the nine months ended September 30, 1995 is attributable to an increase in interest income from notes receivable of $351,000 and an increase in earnings from joint ventures of $114,000 for the nine months ended September 30, 1995, compared to the same period in 1994. During the nine months ended September 30, 1995, the Partnership received settlements on two defaulted notes receivable. The Partnership recognized interest income from the receipt of a settlement on one of these notes receivable. The settlement of the second note receivable represented only a partial recovery of the outstanding note receivable balance.

         The Partnership holds notes receivable from cable television system operators and security monitoring companies with a net carrying value of approximately $684,000 of which $151,000 is considered to be in impaired at September 30, 1995. The Partnership has suspended the accrual of interest on these notes and has provided an allowance for losses on notes. The General Partner is currently working with the borrowers, other creditors and the bankruptcy court in order to seek remedies that will maximize the recovery of the Partnership's investment in these notes.

         Partially offsetting the increase in interest income from notes receivable is a decrease in rental income of $269,000 for the nine months ended September 30, 1995, as compared to the same period in the prior year. The decline in rental income, as well as depreciation expense with respect to the Partnership's leasing activities, is the result of an overall reduction in the size of the equipment portfolio due to ongoing sales. The aggregate original cost of equipment owned directly by the Partnership, excluding its pro rata interest in joint ventures, is $6.6 million at September 30, 1995, as compared to $16.1 million at September 30, 1994.

         Total expenses for the three and nine months ended September 30, 1995 decreased by $97,000 and $448,000, as compared to the same periods in 1994. The decline is attributable to the decrease in depreciation and amortization, interest expense, and general and administrative expenses. In addition to the declining equipment portfolio factor, as previously discussed, the decrease in depreciation expense is also the result of an increasing portion of the equipment portfolio being fully depreciated. The absence of interest expense is due to the Partnership having paid off its outstanding debt during 1994. One of the factors contributing to the decrease in general and administrative expense is a decrease in legal expense.

         Because Phoenix Leasing Income Fund VII is in its liquidation stage, it is not expected that the Partnership will acquire any additional equipment for its leasing activities. As a result, revenues from leasing activities are expected to continue to decline as the portfolio is liquidated and the remaining equipment is released at lower rental rates.

Cable System

         Cable subscriber revenues and program services expense remained relatively the same for the three and nine months ended September 30, 1995 compared to the same periods in 1994. Cable subscriber revenues were $148,000 and $434,000 for the three and nine months ended September 30, 1995 compared to $139,000 and $411,000 for the same periods in 1994. The Partnership assumed ownership of the cable television system on October 28, 1993 at which time all of the cable system's assets and liabilities, including the outstanding senior debt, was transferred to the Partnership. The debt was paid off in full during the third quarter of 1994 and as such no interest expense was incurred during the three and nine months ended September 30, 1995, compared to $32,000 and $99,000 for the same periods in 1994.

Joint Ventures

         The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to continue to decline as the portfolios are re-leased at lower rental rates and eventually liquidated.

         The increase in earnings from equipment joint ventures of $41,000 and $114,000 for the three and nine months ended September 30, 1995, as compared to the same periods in 1994, is the result of a new investment in an equipment joint venture during the fourth quarter of 1994.

Liquidity and Capital Resources

         During the nine months ended September 30, 1995, the net cash provided by leasing, financing and cable television activities was $2,736,000 compared to $737,000 for the same period in the prior year. The increase in net cash provided during 1995, compared to 1994, is attributable to the increase in principal payments from notes receivable of $998,000 and the decrease in payments on accounts payable of $1,055,000. The increase in payments from notes receivable during the nine months ended September 30, 1995 is due to the Partnership receiving settlements from notes receivable from two cable television system operators that had been in default.

         During the nine months ended September 30, 1994, the Partnership paid liquidation fees to the General Partner of $1.7 million which contributed significantly to decreasing the net cash provided for the period. For the nine months ended September 30, 1995, liquidation fees of $420,000 was paid to the General Partner.

         Distributions from joint ventures increased by $345,000 for the nine months ended September 30, 1995 compared to the same period in the prior year. This increase is due to a new investment in an equipment joint venture which was made during the fourth quarter of 1994.

         As of September 30, 1995, the Partnership owned equipment held for lease with a purchase price of $1,927,000 and a net book value of $14,000 compared to $7,382,000 and $50,000, respectively at September 30, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The Limited Partners received distributions of $1,286,000 for the nine months ended September 30, 1995, as compared to distributions of $2,594,000 for the nine months ended September 30, 1994. As a result, the cumulative cash distributions to the Limited Partners are $79,981,000 and $78,694,000 at September 30, 1995 and 1994, respectively. The General Partner did not receive distributions during the nine months ended September 30, 1995 and 1994.

         As the Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, it is expected that the cash generated from leasing operations will also decline. Due to the decrease in cash generated by leasing and financing activities, the Partnership is no longer making quarterly distributions to partners. The next distribution to partners is expected to be made in January of 1996.

         Cash on hand and cash generated from cable television, equipment leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Consolidated Partnership's ongoing operational expenses.

                         PHOENIX LEASING INCOME FUND VII

                               September 30, 1995

                           Part II. Other Information.


Item 1.       Legal Proceedings.  Inapplicable.

Item 2.       Changes in Securities.  Inapplicable

Item 3.       Defaults Upon Senior Securities.  Inapplicable

Item 4.       Submission of Matters to a Vote of Securities Holders.Inapplicable

Item 5.       Other Information.  Inapplicable

Item 6.       Exhibits and Reports on 8-K:

              a)  Exhibits:

                      (27)   Financial Data Schedule

              b)  Reports on 8-K:  None

                                                                   Page 13 of 13

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                        PHOENIX LEASING INCOME FUND VII
                                                                                  (Registrant)

           Date                                       Title                                     Signature

November 13, 1995                              Chief Financial Officer,                 /S/ PARITOSH K. CHOKSI
-----------------                              Senior Vice President                   ----------------------
                                               and Treasurer of                        (Paritosh K. Choksi)
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                              Senior Vice President,                   /S/ BRYANT J. TONG
-----------------                              Financial Operations                    ------------------
                                               (Principal Accounting Officer)          (Bryant J. Tong)
                                               and a Director of
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                              Senior Vice President of                 /S/ GARY W. MARTINEZ
-----------------                              Phoenix Leasing Incorporated            --------------------
                                               General Partner                         (Gary W. Martinez)


November 13, 1995                              Partnership Controller                   /S/ MICHAEL K. ULYATT
-----------------                              Phoenix Leasing Incorporated            ---------------------
                                               General Partner                         (Michael K. Ulyatt)
