Form 10-K
period 1995-12-31
PHOENIX LEASING INCOME FUND VII
filed 1996-03-28
CIK 732676

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934 (FEE REQUIRED)


For the fiscal year ended December 31, 1995       Commission File Number 0-12593


                         PHOENIX LEASING INCOME FUND VII
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           California                                   68-0001202
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


2401 Kerner Boulevard, San Rafael, California                94901-5527
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (415) 485-4500
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

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

As of December 31, 1995, 345,974 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1995.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                         PHOENIX LEASING INCOME FUND VII

                          1995 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                         Page

                                     PART I

Item 1.  Business......................................................    3
Item 2.  Properties....................................................    5
Item 3.  Legal Proceedings.............................................    5
Item 4.  Submission of Matters to a Vote of Security Holders...........    6


                                     PART II

Item 5.  Market for the Registrant's Securities and Related
         Security Holder Matters.......................................    6
Item 6.  Selected Financial Data.......................................    6
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................    7
Item 8.  Financial Statements and Supplementary Data...................    9
Item 9.  Disagreements on Accounting and Financial Disclosure Matters..   31


                                    PART III

Item 10. Directors and Executive Officers of the Registrant............   31
Item 11. Executive Compensation........................................   32
Item 12. Security Ownership of Certain Beneficial Owners
         and Management................................................   32
Item 13. Certain Relationships and Related Transactions................   33


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K...................................................   33


Signatures.............................................................   34

                                     PART I

Item 1.  Business.

General Development of Business.

         Phoenix Leasing Income Fund VII, a California limited partnership (the "Partnership"), was organized on October 29, 1981. The Partnership was registered with the Securities and Exchange Commission with an effective date of February 2, 1984 and shall continue to operate until its termination date unless dissolved sooner due to the sale of substantially all of the assets of the Partnership or a vote of the Limited Partners. The Partnership will terminate on December 31, 1998. The General Partner is Phoenix Leasing Incorporated, a California corporation. The General Partner or its affiliates also is or has been a general partner in several other limited partnerships formed to invest in capital equipment and other assets.

         The Partnership's initial public offering was for 480,000 units of limited partnership interest at a price of $250 per unit with an option of increasing the public offering up to a maximum of 552,000. The Partnership completed the offering on November 21, 1986, having sold 366,432 units for a total capitalization of $91,608,000. Of the proceeds received through the offering, the Partnership has incurred $11,288,000 in organizational and offering expenses.

         Phoenix Cablevision of Oregon, Inc. (the "Subsidiary") is a wholly-owned subsidiary of the Partnership (hereinafter, both entities are collectively referred to as the "Consolidated Partnership"). The Subsidiary was formed under the laws of Nevada on July 22, 1993 to own and operate a cable television system in the state of Oregon.

Narrative Description of Business.

         The Consolidated Partnership conducts its business in two business segments: Equipment Leasing and Financing Operations, and Cable Television System Operations. A discussion of these two segments follows.

Equipment Leasing and Financing Operations.

         From the initial formation of the Partnership through December 31, 1995, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro-rata interest in investments made by joint ventures, approximate $183,707,000. The average initial firm term of contractual payments from equipment subject to lease was 36.27 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.99%. The average initial firm term of contractual payments from loans was 70.99 months.

         The Partnership's principal objective is to produce current income and to build and maintain a balanced portfolio of assets through the acquisition and financing of various types of capital equipment including computer peripherals, terminal systems, small computer systems, communications equipment, IBM-software compatible mainframes, office systems and telecommunications equipment, and to lease such equipment and products to third parties pursuant to either Operating Leases or Full Payout Leases.

         The principal markets for the types of equipment in which the Partnership has invested in are (1) major corporations and other large organizations seeking to reduce the cost of their peripheral equipment and large computer systems, (2) major corporations with numerous operating locations seeking to improve the timeliness and responsiveness of their data processing systems, and (3) small organizations interested in improving the efficiency of their overall operations by moving from manually operated to small computer-based management systems.

         In addition to acquiring equipment for lease to third parties, the Partnership either directly or through the investment in joint ventures, has provided limited financing to certain emerging growth companies, cable television system operators, manufacturers and their lessees with respect to equipment leased directly by such manufacturers to third parties. The Partnership maintains a security interest in the equipment financed and in the receivables due under any lease or rental agreement relating to such assets. Such security interests will give the Partnership the right, upon a default, to obtain possession of the assets.

         The Partnership will not incur debt to finance the purchase of equipment. However, the Partnership can enter into joint venture agreements with certain other partnerships managed by the General Partner which would finance the acquisition of equipment through the use of indebtedness which would be nonrecourse to the Partnership.

         Competition. The equipment leasing industry is highly competitive. Leases are offered on a wide variety of equipment ranging from construction equipment to entire manufacturing facilities. The equipment leasing industry offers to users an alternative to the purchase of nearly every type of equipment. The General Partner intends to concentrate the Partnership's activities, however, in markets in which the General Partner has expertise. The computer equipment industry is extremely competitive. Competitive factors include pricing, technological innovation and methods of financing (including use of various short-term and long-term financing plans, as well as the outright purchase of equipment). Generally, the impact of these factors to the
Partnership would be the realization of increased equipment remarketing and storage costs, as well as lower residuals received from the sale or remarketing of such equipment. Generally, the impact of these factors to the Partnership would be the realization of increased equipment remarketing and storage costs, as well as lower residuals received from the sale or remarketing of such equipment.

         There is strong competition in non-computer related equipment markets in which the Partnership will engage as well. There is, however, no single dominant company or factor in those other markets.

Cable Television System Operations.

         Phoenix Cablevision of Oregon, Inc. (the Subsidiary), a wholly-owned subsidiary of the Partnership, owns a cable television system in the state of Oregon that was acquired through foreclosure on a defaulted note receivable to the Partnership on October 28, 1993. The net carrying value of this defaulted note receivable was approximately $544,000. Phoenix Cable Management Inc.
(PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the system.

         The cable television system owned by Phoenix Cablevision of Oregon, Inc. is located in the counties of Douglas and Jackson in the State of Oregon and consists of headend equipment in four locations and 66 miles of plant passing approximately 2,007 homes and has approximately 1,766 cable subscribers. The Subsidiary's cable television system serves the communities of Prospect, Butte Falls, Shady Cove, Trail and other nearby areas in Jackson and Douglas counties. The Subsidiary operates under three non-exclusive franchise agreements with the cities of Glendale, Butte Falls and Shady Cove. These cable franchise agreements expire between the years 2000 and 2002.

         Cable television systems receive signals transmitted by nearby radio and television broadcast stations, microwave relay systems and communications satellites and distribute the signals to subscribers via coaxial cable. The subscribers pay a monthly fee to the cable television system for such services. Cable television companies operate under a non-exclusive franchise agreement granted by each local government authority. As part of the franchise agreement, the franchisee typically pays a portion of the gross revenues of the system to the local government.

         The Partnership intends to own and operate the cable system until such time it can be sold. Any excess cash generated from operations of the cable system will be used for upgrades and improvements to the system in order to maximize the value of the system.

         Competition. The Partnership's cable operations competes with numerous other companies with far greater financial resources. In addition, cable television franchises are typically non-exclusive and the Partnership could be directly competing with other cable television systems. Cable television also competes with conventional over-the-air broadcast television and direct broadcast satellite transmission. Future technological developments may also provide additional competitive factors.

         The newly passed Telecommunications Bill allows telephone companies to enter into the cable television business and vice-versa. Large cable television systems that have upgraded their systems with fiber and two way capabilities may find themselves getting a piece of the much larger telephone revenue. For the smaller rural cable systems, such as those owned by the Partnership or through investments in joint ventures, it is unlikely that the Partnership will enter into telephone services nor will the telephone companies try to seek our customers in the near future. The systems owned by the Partnership are too small and not dense enough to pay for the large amount of capital expenditures needed for these services.

         A favorable part of the bill is that small cable systems will be immediately deregulated from most regulations and that the definition of a small cable operator is under 600,000 subscribers. This will allow small operators to raise rates if needed, and eliminate the need to provide franchise authorities with costly rate filings and justifications. The new bill also allows the local telephone companies to buy out small cable operators in their own region as well as to joint venture with small cable operators. During 1995, the General Partner has observed a renewed market interest in small cable systems. The final impact of the newly passed Telecommunications Bill will not be known fully until a technical rewrite is completed and all the legal challenges have been made.

         Please see Note 15 in the Partnership's financial statements for financial information about the Partnership's business segments.

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1995, together with information concerning the uses of assets is set forth in Item 2.


Item 2.  Properties.

Equipment Leasing and Financing Operations.

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership, either directly or through its investment in joint ventures, are its investments in leases and loans.

         As of December 31, 1995, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $8,867,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1995.
                                                                   Percentage of
      Asset Types                               Purchase Price(1)   Total Assets
      -----------                               -----------------  -------------
                                             (Amounts in Thousands)
Small Computer Systems                               $2,889              33%
Financing of Solar Systems                            2,088              24
Telecommunications                                    1,542              17
Reproduction Equipment                                1,173              13
Computer Mainframes                                     382               4
Financing Related to Cable TV Systems                   382               4
Financing of Security Monitoring
  Systems Companies                                     311               4
Capital Equipment Leased to Emerging
  Growth Companies                                      100               1
                                                     ------             ----
TOTAL                                                $8,867             100%
                                                     ======             ====

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $1,429,000, financing joint ventures of $2,088,000, cost of equipment on financing leases of $277,000 and original cost of outstanding loans of $693,000 at December 31, 1995.

Cable Television System Operations.

     The Subsidiary's principal plants and real property consist of electronic headend equipment, its plant (cable) and two parcels of land. The Subsidiary's cable office is located on one parcel and one of the headends is located on the other. The other three headends are located on land that is leased by the Subsidiary.


Item 3.  Legal Proceedings.

         The Partnership is not a party to any pending legal proceedings which would have a material adverse impact on its financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the year covered by this report.


                                     PART II

Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

         (a)  The Registrant's  limited  partnership  interests are not publicly
              traded.   There  is  no  market  for  the   Registrant's   limited
              partnership interests and it is unlikely that any will develop.

         (b)  Approximate Number of Equity Security Investments:

                                                       Number of Unit Holders
                    Title of Class                    as of December 31, 1995
              -------------------------               -----------------------

                  Limited Partners                             16,782


Item 6.  Selected Financial Data.

                             Amounts in Thousands Except for Per Unit Amounts
                             ------------------------------------------------
                               1995(2)   1994(2)   1993(2)    1992      1991
                               -------   -------   -------    ----      ----

Total Income                 $  2,708  $  3,329  $  3,097  $  4,580  $  6,607

Net Income (Loss)               1,364     1,520    (1,167)   (1,994)   (1,031)

Total Assets                    7,427     8,146    12,842    14,860    21,995

Distributions to Partners       1,286     2,594     2,593     4,127    11,340

Net Income (Loss) per Limited
  Partnership Unit(1)            3.35      4.20     (3.38)    (5.76)    (2.98)

Distributions per Limited
  Partnership Unit               3.72      7.50      7.49     11.93     32.55


(1) Income (loss) per Limited Partnership Unit is not indicative of per unit income (loss) due to reinvestments through the Capital Accumulation Plan.

(2) The 1995, 1994 and 1993 amounts reflect the consolidated activity of the Partnership and its subsidiary.

         The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Income Fund VII and Subsidiary (the Partnership) reported net income of $1,364,000 and $1,520,000 during 1995 and 1994, respectively, as compared to a net loss of $1,167,000 during 1993. The decreased earnings during 1995, as compared to 1994, is due to the absence of a settlement during 1995, compared to the settlement of $763,000 during 1994. Partially offsetting the absence of a settlement during 1995 was an increase of $378,000 in interest income from notes receivable. The increased earnings during 1994, as compared to the net loss during 1993, is primarily due to a decrease in liquidation fee expense of $1,374,000 and the receipt of a settlement of $763,000 during 1994.

         Total revenues decreased by $621,000 during 1995, but increased by $232,000 during 1994, when compared to the same periods in the previous year. The decrease in total revenues during 1995 is due to the absence of a settlement during 1995, as compared to the settlement of $763,000 during 1994, and a combined decrease in rental income and earned income from financing leases of $358,000. The Partnership reported an increase in interest income of $378,000 during 1995, as compared to 1994, partially offsetting the above mentioned decreases. During 1995, the Partnership received settlements on two defaulted notes receivable. The Partnership recognized interest income from the receipt of a settlement on one of these notes receivable, causing the increase in interest income from notes receivable during 1995, as compared to 1994. The settlement of the second note receivable represented only a partial recovery of the outstanding note receivable balance.

         The improvement in total revenues of $232,000 during 1994 is attributable to a settlement of $763,000 received by the Partnership and an increase in cable subscriber revenues of $467,000 from a full year of cable subscriber revenues during 1994 on a cable television system the Partnership foreclosed upon in October of 1993. Partially offsetting the increases in cable subscriber revenues and the settlement was a combined decrease in rental income and earned income from financing leases of $919,000 during 1994, as compared to 1993.

         The Partnership holds notes receivable from cable television system operators and security monitoring companies with a carrying value of approximately $676,000 of which $143,000 is considered to be impaired at December 31, 1995. The Partnership has suspended the accrual of interest on these notes and has provided an allowance for losses on notes. The General Partner is currently working with the borrowers, other creditors and the bankruptcy court in order to seek remedies that will maximize the recovery of the Partnership's investment in these notes.

         Total expenses decreased by $451,000 and $2,421,000 during 1995 and 1994, respectively, as compared to the same periods in the previous year. The decline is attributable to the decrease in depreciation and amortization of $255,000 and $443,000 during 1995 and 1994, respectively, as compared to the previous year. In addition, during 1994 the Partnership reported a $1,374,000 decrease in liquidation fee expenses. At the end of 1993, the liquidation fees had been fully accrued, causing the decrease in liquidation fee expense during 1994.

         Because Phoenix Leasing Income Fund VII is in its liquidation stage, it is not expected that the Partnership will acquire any additional equipment for its leasing activities. As a result, revenues from leasing activities are expected to continue to decline as the portfolio is liquidated and the remaining equipment is re-leased at lower rental rates.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the investments of the Partnership.

Cable System

         Cable subscriber revenues and program services expense increased slightly during 1995, as compared to 1994. This increase is reflective of an increase in subscribers from approximately 1,683 at December 31, 1994, to 1,766 at December 31, 1995. Cable subscriber revenues were lower during 1993 due to the Partnership foreclosing upon the cable television system during 1993. As a result, cable subscriber revenues for the year ended December 31, 1993 do not reflect a full year of operations. The Partnership assumed ownership of the cable television system on October 28, 1993 at which time all of the cable system's assets and liabilities, including the outstanding senior debt, was transferred to the Partnership. The debt was paid off in full during the third quarter of 1994 and as such no interest expense was incurred during 1995.

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

         The small increase in earnings from joint ventures of $35,000 during 1995, as compared to the same periods in 1994, is the result of a full year of earnings from a new investment in an equipment joint venture during the fourth quarter of 1994. The Partnership reported an increase of $20,000 from joint ventures during 1994, as compared to 1993.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from equipment leasing and financing activities. The Partnership has contractual obligations with lessees for fixed lease terms at fixed rental amounts and will also receive payments on its outstanding notes receivable. The Partnership's future liquidity is dependent upon its receiving payment of such contractual obligations. As the initial lease terms expire, the Partnership will continue to renew, remarket or sell the equipment. The future liquidity in excess of the remaining contractual obligations will depend upon the General Partner's success in re-leasing and selling the Partnership's equipment as it comes off lease. The Partnership also owns a cable television system and has investments in equipment leasing and foreclosed cable television system joint ventures.

         During 1995, the net cash provided by leasing, financing and cable television activities was $3,148,000, as compared to $1,595,000 and $2,425,000 during 1994 and 1993, respectively. The increase in net cash provided during 1995, compared to 1994, is attributable to the increase in principal payments from notes receivable and the decrease in payments on accounts payable. The increase in payments from notes receivable during 1995 is due to the Partnership receiving settlements on notes receivable from two cable television system operators that had been in default. The decrease in cash during 1994, as compared to 1993, was due to an increase in payments of liabilities during 1994. During 1994, the Partnership paid liquidation fees to the General Partner which contributed significantly to decreasing the net cash provided for the period.

         Distributions from joint ventures were higher during 1995, when compared to 1994, due to a new investment in an equipment joint venture which was made during the fourth quarter of 1994. Distributions from joint ventures decreased during 1994, when compared to 1993, due to cash distributions received from foreclosed cable joint ventures during 1993 related to the sale of a cable television system owned by one of the joint ventures.

         As of December 31, 1995, the Partnership owned equipment held for lease with a purchase price of $1,334,000 and a net book value of $7,000, compared to $4,853,000 and $21,000, respectively, at December 31, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The Limited Partners received distributions of $1,286,000, $2,594,000 and $2,593,000 during 1995, 1994 and 1993, respectively. As a result, the cumulative cash distributions to the Limited Partners are $79,981,000, $78,695,000 and $76,101,000 at December 31, 1995, 1994 and 1993, respectively.
The General Partner did not receive distributions during the years ended December 31, 1995, 1994 and 1993, respectively.

         As the Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, it is expected that the cash generated from leasing operations will also decline. Due to the decrease in cash generated by leasing and financing activities, the Partnership is no longer making quarterly distributions to partners. Distributions are being made semi-annually with the next distribution to partners is expected anticipated to be made in January and July of 1996.

         Cash on hand and cash generated from cable television, equipment leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Consolidated Partnership's ongoing operational expenses.

               Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY

                               YEAR ENDED DECEMBER 31, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Phoenix Leasing Income Fund VII:

We have audited the accompanying consolidated balance sheets of Phoenix Leasing Income Fund VII (a California limited partnership) and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Income Fund VII and Subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14, subsection (a) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



San Francisco, California,                                   ARTHUR ANDERSEN LLP
  January 19, 1996

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)

                                                              December 31,
                                                             1995      1994
                                                             ----      ----
ASSETS

Cash and cash equivalents                                  $ 3,940   $ 1,248

Accounts  receivable (net of allowance
   for losses on accounts receivable of $58
   and $132 at December 31, 1995 and 1994,
   respectively)                                                65       155

Notes receivable (net of allowance for losses
   on notes receivable of $359 and $401 at
   December 31, 1995 and 1994, respectively)                   317     1,867

Equipment on operating leases and held for
   lease (net of accumulated depreciation
   and obsolescence reserves of $2,694 and
   $6,009 at December 31, 1995 and 1994,
   respectively)                                               169       533

Net investment in financing leases (net of
   allowance for early terminations of $34
   and $71 at December 31, 1995 and 1994,
   respectively)                                              --         550

Property, cable systems and equipment (net
   of accumulated depreciation of $238 and
   $124 at December 31, 1995 and 1994,
   respectively)                                               912       993

Cable subscriber lists and franchise rights
   (net of accumulated amortization of $350
   and $189 at December 31, 1995 and 1994,
   respectively)                                               942     1,103

Investment in joint ventures                                   975     1,339

Other assets                                                   107       358
                                                           -------   -------
     Total Assets                                          $ 7,427   $ 8,146
                                                           =======   =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                   $ 1,593   $ 2,390
                                                           -------   -------
     Total Liabilities                                       1,593     2,390
                                                           -------   -------

Partners' Capital:

   General Partner                                             262        57

   Limited Partners, 480,000 units authorized,
     366,432 units issued and 345,974 units
     outstanding at December 31, 1995 and 1994               5,573     5,700

   Unrealized losses on available for sale securities           (1)       (1)
                                                           -------   -------
     Total Partners' Capital                                 5,834     5,756
                                                           -------   -------
     Total Liabilities and Partners' Capital               $ 7,427   $ 8,146
                                                           =======   =======

                     The accompanying notes are an integral
                            part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)

                                               For the Years Ended December 31,
                                                   1995      1994      1993
                                                   ----      ----      ----
INCOME

   Rental income                                 $ 1,116   $ 1,357   $ 1,924

   Earned income, finance leases                      37       154       506

   Equity in earnings from joint
     ventures, net                                   307       272       252

   Interest income, notes receivable                 458        80       187

   Settlements                                      --         763      --

   Cable subscriber revenue                          583       557        90

   Other income                                      207       146       138
                                                 -------   -------   -------
     Total Income                                  2,708     3,329     3,097
                                                 -------   -------   -------

EXPENSES

   Depreciation and amortization                     615       870     1,313

   Lease related operating expenses                   35       117        89

   Program service, cable system                     142       122        20

   Management fees to General Partner                255       243       318

   Liquidation fees to General Partner              --        --       1,374

   Interest expense                                 --          99        24

   Provision for losses on receivables               (15)      (59)      486

   General and administrative expenses               360       451       640
                                                 -------   -------   -------
     Total Expenses                                1,392     1,843     4,264
                                                 -------   -------   -------

NET INCOME (LOSS) BEFORE INCOME TAXES              1,316     1,486    (1,167)

   Income tax benefit                                 48        34      --
                                                 -------   -------   -------
NET INCOME (LOSS)                                $ 1,364   $ 1,520   $(1,167)
                                                 =======   =======   =======
NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                               $  3.35   $  4.20   $ (3.38)
                                                 =======   =======   =======

ALLOCATION OF NET INCOME (LOSS):

   General Partner                               $   205   $    68   $     2

   Limited Partners                                1,159     1,452    (1,169)
                                                 -------   -------   -------
                                                 $ 1,364   $ 1,520   $(1,167)
                                                 =======   =======   =======

                     The accompanying notes are an integral
                            part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)


                                 General
                                Partner's  Limited Partners' Unrealized  Total
                                  Amount   Units     Amount     Losses   Amount
                                ---------  ----------------- ----------  ------

Balance, December 31, 1992     $    (13)  345,974  $ 10,604  $   --    $ 10,591

Distributions to partners ($7.49
   per limited partnership unit)   --        --      (2,593)     --      (2,593)

Net income (loss)                     2      --      (1,169)     --      (1,167)
                               --------  --------  --------  --------  --------
Balance, December 31, 1993          (11)  345,974     6,842      --       6,831

Distributions to partners ($7.50
   per limited partnership unit)   --        --      (2,594)     --      (2,594)

Unrealized losses on available-
   for-sale securities             --        --        --          (1)       (1)

Net income                           68      --       1,452      --       1,520
                               --------  --------  --------  --------  --------
Balance, December 31, 1994           57   345,974     5,700        (1)    5,756

Distributions to partners ($3.72
   per limited partnership unit)   --        --      (1,286)     --      (1,286)

Net income                          205      --       1,159      --       1,364
                               --------  --------  --------  --------  --------
Balance, December 31, 1995     $    262   345,974  $  5,573  $     (1) $  5,834
                               ========  ========  ========  ========  ========

                     The accompanying notes are an integral
                            part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                               For the Years Ended December 31,
                                                   1995      1994      1993
                                                   ----      ----      ----
Operating Activities:

   Net income (loss)                             $ 1,364   $ 1,520   $(1,167)

   Adjustments to reconcile net income (loss)
     to net cash provided (used) by operating
     activities:
       Depreciation and amortization                 615       870     1,313
       Gain on sale of equipment                     (77)      (85)     (243)
       Equity in earnings from joint
         ventures, net                              (307)     (272)     (252)
       Gain on sale of marketable securities         (28)       (5)     --
       Provision for early termination,
         financing leases                            (37)       28       104
       Provision for losses on notes
         receivable                                  (27)     --         227
       Provision for losses on accounts
         receivable                                   48       (87)      155
       Settlements                                  --        (459)     --
       Decrease in accounts receivable                42       267        51
       Decrease in accounts payable and
         accrued expenses                           (797)   (1,893)      (10)
       Decrease (increase) in other assets           243       (34)       (4)
                                                 -------   -------   -------
Net cash provided (used) by operating
  activities                                       1,039      (150)      174
                                                 -------   -------   -------

Investing Activities:

   Principal payments, financing leases              533     1,132     1,895
   Principal payments, notes receivable            1,576       613       356
   Proceeds from sale of equipment                   155       213       575
   Proceeds from sale of marketable securities        46         5      --
   Distributions from joint ventures                 662       230       429
   Purchase of equipment                            --        (459)     (103)
   Investment in joint ventures                     --         (44)      (13)
   Investment in marketable securities              --        --        (253)
   Property, cable systems and equipment             (33)     (107)       (7)
                                                 -------   -------   -------
Net cash provided by investing activities          2,939     1,583     2,879
                                                 -------   -------   -------

Financing Activities:

   Payments of principal, notes payable             --      (1,720)      (24)
   Distributions to partners                      (1,286)   (2,594)   (2,593)
                                                 -------   -------   -------
Net cash used by financing activities             (1,286)   (4,314)   (2,617)
                                                 -------   -------   -------

Increase (decrease) in cash and
  cash equivalents                                 2,692    (2,881)      436

Cash and cash equivalents,
  beginning of period                              1,248     4,129     3,693
                                                 -------   -------   -------
Cash and cash equivalents,
  end of period                                  $ 3,940   $ 1,248   $ 4,129
                                                 =======   =======   =======

Supplemental Cash Flow Information:

   Cash paid for interest expense                $  --     $   123   $  --
                                                 -------   -------   -------

                     The accompanying notes are an integral
                            part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


Note 1.  Organization and Partnership Matters.

         Phoenix Leasing Income Fund VII, a California limited partnership (the "Partnership"), was formed on October 29, 1981, to invest in capital equipment of various types and to lease such equipment to third parties on either a long-term or short-term basis. Minimum investment requirements were met February 28, 1984, at which time the Partnership commenced operations.

         The Partnership has also made investments in joint ventures with affiliated partnerships managed by the General Partner for the purpose of spreading the risks of financing or acquiring certain capital equipment leased to third parties. (See Note 8.)

         On October 28, 1993, the Partnership foreclosed upon a cable television system in Oregon that was in default on a subordinated loan payable to the Partnership with a carrying amount of approximately $544,000. As part of the settlement between the Partnership, the senior lender and the borrower, the borrower transferred ownership of all of its assets and liabilities to the Partnership. Included in the outstanding liabilities assumed was outstanding senior debt in an amount of $1.7 million, which has subsequently been paid off.

         Phoenix Cablevision of Oregon, Inc. (the Subsidiary) was formed under the laws of Nevada on July 22, 1993 to own and operate the foreclosed cable television system. Phoenix Cablevision of Oregon, Inc. is a wholly-owned subsidiary of the Partnership (hereinafter, both entities are collectively referred to as the Consolidated Partnership).

         The acquisition of the Subsidiary by the Partnership was accounted for using the "purchase method" of accounting. The purchase price was allocated in accordance with the fair market value of the assets (including intangible assets) and liabilities.

         For financial reporting purposes, as more specifically described in the Partnership Agreement, consolidated income in any quarter will be allocated, before liquidation and redemption fees, 15% to Phoenix Leasing Incorporated (the "General Partner") and 85% to the Limited Partners subject to the following limitations. To the extent that consolidated income for any quarter, when added to consolidated income for all prior accounting periods, does not exceed consolidated losses for all prior accounting periods, such consolidated income shall be allocated, before liquidation and redemption fees, 1% to the General Partner and 99% to the Limited Partners. Consolidated income shall be allocated, before liquidation and redemption fees, 1% to the General Partner and 99% to the Limited Partners in any quarter subsequent to a quarter in which the General Partner was allocated, before liquidation and redemption fees, 1% of consolidated losses, to the extent of previously allocated Consolidated Partnership losses. A consolidated loss in any quarter shall be allocated, before liquidation and redemption fees, 1% to the General partner and 99% to the Limited Partners.

         As an alternative to receiving cash distributions, Limited Partners may have participated in the Capital Accumulation Plan, whereby the Limited Partners' cash distributions were reinvested and accumulated in the respective Limited Partner's capital account. During 1988, the Capital Accumulation Plan was discontinued. Limited Partners who elected to participate in the Capital Accumulation Plan are now receiving cash distributions.

         In the event the General Partner has a deficit balance in its capital account at the time of partnership liquidation, it will be required to contribute the amount of such deficit to the Partnership.

         As compensation for management services the General Partner receives a fee, payable quarterly, in an amount equal to 6% of the Partnership's gross revenues for the quarter from which such payment is being made, which revenues shall include rental and note receipts, maintenance fees, proceeds from the sale of equipment and other income.

         Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the Subsidiary. The Subsidiary will pay a management fee equal to four and one-half percent of the System's monthly gross revenue for these services. Management fees paid or due PCMI totalled $26,000 for the year ended December 31, 1995. Revenues subject to a management fee at the Subsidiary level are not subject to management fees at the Partnership level.


Note 2.  Summary of Significant Accounting Policies.

         Principles of Consolidation. The 1995 and 1994 financial statements include the accounts of the Partnership and its wholly-owned subsidiary, Phoenix Cablevision of Oregon, Inc., since the date of acquisition, October 28, 1993. The Partnership has complete authority in, and responsibility for, the overall management and control of the Subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Leasing Operations. The Partnership's leasing operations consist of both financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease the excess of net rentals receivable and estimated residual value at the end of the lease term over the cost of equipment leased. Unearned income is credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Initial direct costs of consummating new leases are capitalized and included in the cost of equipment.

              Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost and depreciated using an accelerated depreciation method over the estimated useful life of six years, except for equipment leased under vendor agreements, which is depreciated on a straight-line basis over the estimated useful life, ranging up to six years.

              The Partnership's policy is to review periodically the expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews consider, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Although remarketing rental rates are expected to decline in the future with respect to some of the Partnership's rental equipment, such rentals are expected to exceed projected expenses, including depreciation. Should subsequent reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership will revise its depreciation policy and may accelerate depreciation as appropriate. As a result of such review, the Partnership recognized additional depreciation expense of $38,000, $0 and $0 ($.11, $0 and $0 per limited partnership unit) for the years ended December 31, 1995, 1994 and 1993, respectively.

              Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

         Cable Television System Operations. The consolidated statement of operations includes the operating activity of the Subsidiary for the years ended December 31, 1995 and 1994 and for the period from the date of acquisition
(October 28, 1993) to December 31, 1993. The Subsidiary's cable operations consist of a cable system located in the State of Oregon, which currently provides cable television services to approximately 1,766 subscribers out of four headend locations.

         Property, cable systems and equipment are depreciated using the straight-line method over the estimated service lives ranging from five to 10 years. Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Costs   assigned  to  intangible   assets  are   amortized   using  the
straight-line method over estimated lives of eight years.

         Cable television services are billed monthly in advance. Revenue is deferred and recognized as the services are provided.

         Portfolio Valuation Methodology. The Partnership uses the portfolio method of accounting for the net realizable value of the Partnership's equipment portfolio.

         Investment in Joint Ventures. Investments in net assets of the equipment, financing and foreclosed cable systems joint ventures reflect the Consolidated Partnership's equity basis in the ventures. Under the equity method of accounting, the original investment is recorded at cost and is adjusted periodically to recognize the Consolidated Partnership's share of earnings, losses, cash contributions and cash distributions after the date of acquisition.

         Investment in Marketable Securities Available for Sale. The Partnership has investments in stock in pubic companies that have been determined to be available for sale that are included in Other Assets in the accompanying balance sheets. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in a separate component of partners' capital.

         Cash and Cash Equivalents. Cash and cash equivalents includes deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days.

         Non Cash Investing Activities. During the year ended December 31, 1995, the Partnership received a final distribution of marketable securities from one of its investments in equipment joint ventures. The market value of the marketable securities at the distribution date was $9,000 and is included in Other Assets for the year ended December 31, 1995. During the year ended December 31, 1994, the Partnership contributed equipment and other investments received through a settlement to a joint venture. The amount of such contribution was $910,000. Non cash transaction included in Other Assets during the year ended December 31, 1994 consist of common stock valued at $6,000 received pursuant to a settlement (see Note 10) and an unrealized loss on marketable securities of $1,000.

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

         On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures." Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral dependent loans. At January 1, 1995, the adoption of Statements 114 and 118 had no effect on the Partnership's financial position or results of operations.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Reclassification. Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.

Note 3.  Accounts Receivable.

         Accounts receivable consist of the following at December 31:

                                                            1995      1994
                                                            ----      ----
                                                        (Amounts in Thousands)

          Lease payments                                   $ 104     $ 228
          Property taxes                                       3        30
          Cable system service                                13        12
          General Partner and affiliates                       3         8
          Other                                             --           9
                                                           -----     -----
                                                             123       287

          Less:  allowance for losses on
                  accounts receivable                        (58)     (132)
                                                           -----     -----

               Total                                       $  65     $ 155
                                                           =====     =====


Note 4.  Notes Receivable.

         Notes receivable consist of the following at December 31:

                                                            1995      1994
                                                            ----      ----
                                                        (Amounts in Thousands)

          Notes receivable from cable television
           system operators with interest ranging
           from 15% to 21%, per annum, receivable
           in installments ranging from 39 to 96
           months through January 1996,
           collateralized by a security interest
           in the cable system assets                     $  548   $ 2,095

          Notes receivable from security monitoring
           companies with interest at 16% per annum,
           with payments to be taken out of the
           monthly payments received from assigned
           contracts, collateralized by all assets of
           the borrower. At the end of 48 months, the
           remaining balance, if any, is due and payable      128      173
                                                          -------  -------

                                                              676    2,268

          Less: allowance for losses on notes receivable     (359)    (401)
                                                          -------  -------

               Total                                      $   317  $ 1,867
                                                          =======  =======

         The Partnership's notes receivable from cable television system operators provide for a monthly payment rate in an amount that is less than the contractual interest rate. The difference between the payment rate and the contractual interest rate are added to the principal and therefore deferred until the maturity date of the note. Upon maturity of the note, the original principal and deferred interest is due and payable in full. Although the contractual interest rates may be higher, due to a high degree of uncertainty relating to the collection of the entire amount of contractual owed interest, the Partnership limited the amount of interest being recognized on its performing notes receivable to the amount of the payments received, thereby deferring the recognition of a portion of the deferred interest until such time as management believes it will be realized.

         Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income.

         At December 31, 1995, the recorded investment in notes that are considered to be impaired under Statement 114 was $143,000. Included in this amount is $113,000 of impaired notes for which the related allowance for losses is $11,000 and $30,000 of impaired notes for which there is no allowance. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $537,000.

         During the year ended December 31, 1995, the Partnership received a settlement on one of its notes receivable from a cable television system operator which was considered to be impaired under Statement No. 114. The Partnership received a partial recovery of $27,000 as a settlement which was applied towards the $41,000 outstanding note receivable balance. The remaining balance of $14,000 was written-off through its related allowance for loan losses. The related allowance for loan losses for this note receivable was provided for in a previous year in an amount equal to the carrying value of the note. Upon receipt of the settlement of this note receivable, the Partnership reduced the allowance for loan losses by $27,000 during the year ended December 31, 1995. This reduction in the allowance for loan losses was recognized as income during the period.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                           1995       1994
                                                           ----       ----
                                                       (Amounts in Thousands)
         Beginning balance                                $ 401      $ 401
           Provision for (recovery of) losses               (27)       --
           Write downs                                      (15)       --
                                                          -----      -----
         Ending balance                                   $ 359      $ 401
                                                          =====      =====


Note 5.  Equipment on Operating Leases and Investment in Financing Leases.

         Equipment on lease consists primarily of small computer systems and computer mainframes subject to operating and financing leases.

         The Partnership's operating leases are for initial lease terms of approximately 12 to 36 months. During the remaining terms of existing operating leases the Partnership will not recover all of the undepreciated cost and related expenses of its rental equipment, and therefore must remarket a portion of its equipment in future years.

         The Partnership has agreements with some of the manufacturers of certain of its equipment whereby such manufacturers undertake to remarket off-lease equipment on a best-efforts basis. These agreements permit the Partnership to assume the remarketing function directly if certain conditions contained in the agreements are not met. For their remarketing services, the manufacturers are paid a percentage of net monthly rentals. Certain manufacturers are entitled to additional fees after the Partnership has recovered certain amounts. Generally, these manufacturers provide maintenance of the leased equipment for a fee based on net monthly rentals.

         The Partnership has entered into direct lease arrangements with certain lessees. Generally, it is the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administers the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.

         The net investment in financing leases consists of the following at December 31:

                                                           1995       1994
                                                           ----       ----
                                                       (Amounts in Thousands)

          Minimum lease payments to be received           $  35      $ 654
          Estimated residual value of leased equipment
            (unguaranteed)                                  --           7
          Less: unearned income                              (1)       (40)
                allowance for early terminations            (34)       (71)
                                                          -----      -----

          Net investment in financing leases              $ --       $ 550
                                                          =====      =====

         Minimum   rentals   (net  of   executory   costs)  to  be  received  on
noncancelable operating and financing leases for the years ended December 31 are as follows:

                                                         Operating   Financing
                                                         ---------   ---------
                                                        (Amounts in Thousands)

         1996 ........................................     $244         $35
         1997 ........................................        1          --
         1998 ........................................      --           --
         1999 ........................................      --           --
         2000 ........................................      --           --
         Thereafter ..................................      --           --
                                                           ----         ---

         Totals ......................................     $245         $35
                                                           ====         ===

         The net book value of equipment held for lease at December 31, 1995 and 1994 amounted to $7,000 and $21,000, respectively.


Note 6.  Property, Cable Systems and Equipment.

         The cost of property, cable systems and equipment and the related accumulated depreciation consist of the following at December 31:

                                                              1995      1994
                                                              ----      ----
                                                          (Amounts in Thousands)

         Distributions systems                             $   868   $   839
         Headend equipment                                     174       170
         Building                                               63        63
         Land                                                   23        23
         Automobiles                                            22        22
                                                           -------   -------
                                                             1,150     1,117
         Less:  accumulated depreciation                      (238)     (124)
                                                           -------   -------

         Net property, cable systems and equipment         $   912   $   993
                                                           =======   =======

         Depreciation expense totaled approximately $114,000 and $109,000 for the years ended December 31, 1995 and December 31, 1994, respectively.


Note 7.  Cable Subscriber Lists and Franchise Rights.

         Cable subscriber lists and franchise rights include the following at December 31:

                                                             1995      1994
                                                             ----      ----
                                                         (Amounts in Thousands)

         Subscriber lists                                  $ 1,111   $ 1,111
         Franchise rights                                      181       181
                                                           -------   -------
                                                             1,292     1,292
         Less:  accumulated amortization                      (350)     (189)
                                                           -------   -------

         Net cable subscriber lists and franchise rights   $   942   $ 1,103
                                                           =======   =======

         Amortization expense totaled approximately $161,000 and $162,000 for the year ended December 31, 1995 and December 31, 1994, respectively.

Note 8.  Investment in Joint Ventures.

Equipment Joint Ventures

         The Partnership owns a limited or general partnership interest in equipment joint ventures. These investments are accounted for using the equity method of accounting. The other partners of the ventures are entities organized and managed by the General Partner.

         The purpose of the joint ventures is the acquisition and leasing of various types of equipment. During the term of the Partnership, Phoenix Leasing Income Fund VII is participating in the following equipment joint ventures:

                                                             Weighted
            Joint Venture                               Percentage Interest
            -------------                               -------------------

            Arroyo Joint Venture XIII(1)                      30.00%
            Arroyo Joint Venture XV(3)                        32.47
            Arroyo Joint Venture XVI                          32.14
            Arroyo Joint Venture XVII(2)                       1.64
            Xerox Graphics Joint Venture(2)                   16.79
            Equity Joint Venture VII(1)                       20.00
            PLI Limited Partnership Fund A(3)                 19.98
            VMX Joint Venture(2)                              47.55
            Acro Joint Venture, Residential                   31.30
            Leveraged Joint Venture 1987-2                    32.23
            Leveraged Joint Venture 1987-3                    39.60
            Phoenix Leasing POST Joint Venture I(3)           45.00
            Phoenix Joint Venture 1994-1                      19.89

(1) Closed during 1993
(2) Closed during 1994
(3) Closed during 1995

         An analysis of the Partnership's investment in equipment joint ventures is as follows:
                           Net Investment                                                                 Net Investment
                            at Beginning                           Equity in                                 at End
Date                         of Period          Contributions      Earnings          Distributions          of Period
----                       --------------       -------------      ---------         -------------        --------------
                                                             (Amounts in Thousands)
Year Ended
  December 31, 1993            $     18             $    13           $  235            $    264              $      2
                               ========             =======           ======            ========              ========

Year Ended
  December 31, 1994            $      2             $   910           $  261            $    179              $    994
                               ========             =======           ======            ========              ========

Year Ended
  December 31, 1995            $    994             $     0           $  289            $    632              $    651
                               ========             =======           ======            ========              ========

         The aggregate combined financial information of the equipment joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS
                                                             December 31,
                                                            1995      1994
                                                            ----      ----
                                                        (Amounts in Thousands)

    Cash and cash equivalents                              $  545    $  404
    Accounts receivable                                     1,456     1,877
    Operating lease equipment                               1,021     2,261
    Other assets                                              691       920
                                                           ------    ------

         Total Assets                                      $3,713    $5,462
                                                           ======    ======

                        LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                          454       557
    Partners' capital                                       3,259     4,905
                                                           ------    ------

         Total Liabilities and Partners' Capital           $3,713    $5,462
                                                           ======    ======

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                                For the Years Ended December 31,
                                                   1995      1994      1993
                                                   ----      ----      ----
                                                    (Amounts in Thousands)

    Rental income                                $2,571    $  996    $1,105
    Gain on sale of equipment                       553       207       411
    Other income                                    735       296        43
                                                 ------    ------    ------

         Total Income                             3,859     1,499     1,559
                                                 ------    ------    ------

                                    EXPENSES

    Depreciation                                    955        82         7
    Lease related operating expenses              1,306       564       805
    Management fee to the General Partner           197        59        54
    Other expenses                                  195        27        58
                                                 ------    ------    ------

         Total Expenses                           2,653       732       924
                                                 ------    ------    ------

         Net Income                              $1,206    $  767    $  635
                                                 ======    ======    ======

         As of December 31, 1995 and 1994, the Partnership's pro rata interest in the equipment joint ventures' net book value of off-lease equipment was $21,000 and $0, respectively.

         The General Partner earns a management fee of 6% of the Partnership's respective interest in gross revenues of each equipment joint venture. Revenues subject to management fees at the joint venture level are not subject to management fees at the Partnership level.

Financing Joint Ventures

         The Partnership has invested in financing joint ventures which are combined for reporting purposes into Phoenix Funding Partnership (PFP). The Partnership's current investment in PFP consists of two financing joint ventures. The purpose of the financing joint ventures is to provide, on a limited basis, financing to manufacturers and their lessees for equipment leased directly by manufacturers to third parties. All loans to manufacturers are secured by equipment. The Partnership uses the equity method of accounting to account for its investment in the PFP.

         PFP periodically reviews the probability of recovering the outstanding note balances. Such reviews address, among other things, current cash receipts, costs of collection efforts, the current economic situation and potential uncollectible receivables. If the review indicates that future cash receipts, net of anticipated future expenses, does not exceed the outstanding note balances, PFP provides a reserve for any anticipated loan loss as appropriate.

         Due to a high degree of uncertainty relating to the collection of the entire amount of contractually owed principal and interest over the lives of the notes receivable, the PFP loan portfolios apply all cash receipts (principal and interest) to the outstanding note balances. Under this method, interest income will not be recognized until the outstanding note balances are recovered.

         The following information summarizes the Partnership's respective interest in the original loan proceeds of the funding partnership.

                                                   Weighted
          Joint Venture                       Percentage Interest
          -------------                       -------------------

          Phoenix Funding Partnership               17.38%

         An analysis of the Partnership's investment account in financing joint ventures is as follows:

                              Net Investment                        Equity in                               Net Investment
                               at Beginning                          Earnings                                   at End
Date                            of Period       Contributions        (Losses)          Distributions          of Period
----                          --------------    -------------       ---------          -------------        --------------
                                                             (Amounts in Thousands)

Year Ended
  December 31, 1993             $  128               $ 0             $  (12)              $   69               $   47
                                ======               ===             ======               ======               ======

Year Ended
  December 31, 1994             $   47               $ 0             $    7               $   46               $    8
                                ======               ===             ======               ======               ======

Year Ended
  December 31, 1995             $    8               $ 0             $   16               $   21               $    3
                                ======               ===             ======               ======               ======

         The aggregate combined financial information of the financing joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                           December 31,
                                                          1995      1994
                                                          ----      ----
                                                      (Amounts in Thousands)

    Cash and cash equivalents                              $28       $34
    Notes receivable, net                                   --        25
                                                           ---       ---

         Total Assets                                      $28       $59
                                                           ===       ===

                        LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                       $ 5       $ 1
    Partners' capital                                       23        58
                                                           ---       ---

         Total Liabilities and Partners' Capital           $28       $59
                                                           ===       ===

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                             For the Years Ended December 31,
                                                 1995      1994       1993
                                                 ----      ----       ----
                                                  (Amounts in Thousands)

    Interest income                              $ 73      $ 86      $   1
    Other income                                   77        18         19
                                                 ----      ----      -----

         Total Income                             150       104         20
                                                 ----      ----      -----

                                    EXPENSES

    Management fee to the General Partner           8        19         31
    Other expenses                                 19        44         72
                                                 ----      ----      -----

         Total Expenses                            27        63        103
                                                 ----      ----      -----

         Net Income (Loss)                       $123      $ 41      $ (83)
                                                 ====      ====      =====

         The General Partner earns a management fee of 6% of the Partnership's respective interest in gross payments received for each financing joint venture. Revenues subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Foreclosed Cable Systems Joint Ventures

         The Partnership owns an interest in foreclosed cable systems joint ventures, along with other partnerships managed by the General Partner and its affiliates. The Partnership foreclosed upon nonperforming outstanding notes receivable to cable television operators to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The Partnerships' notes receivables were exchanged for interests (their capital contribution), on a pro rata basis, in newly formed joint ventures owned by the partnerships and managed by the General Partner. Title to the cable television systems is held by the joint ventures. These investments are accounted for using the equity method of accounting.

         The  joint  ventures  owned  by  the  Partnership,   along  with  their
percentage ownership is as follows:

                                                         Percentage
            Joint Venture                                Ownership
            -------------                                ---------

            Phoenix Pacific Northwest J.V                   5.24%
            Phoenix Glacier J.V.(1)                         6.98
            Phoenix Concept Cablevision, Inc.              22.32

(1)  cable system sold and joint venture closed during 1993.

                                                                   Page 25 of 35

         An analysis of the  Partnership's  net  investment in foreclosed  cable systems joint ventures is as follows:
                             Net Investment                                                                Net Investment
                             at Beginning                           Equity in                                  at End
Date                          of Period           Contributions      Earnings          Distributions         of Period
----                         --------------       -------------     ---------          -------------       --------------
                                                             (Amounts in ThousandS)
Year Ended
  December 31, 1993             $  107              $     0           $  29               $  96                $   40
                                ======              =======           =====               =====                ======

Year Ended
  December 31, 1994             $   40              $   298           $   4               $   5                $  337
                                ======              =======           =====               =====                ======

Year Ended
  December 31, 1995             $  337              $     0           $   2               $  18                $  321
                                ======              =======           =====               =====                ======

         The aggregate combined financial information of the foreclosed cable systems joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                              December 31,
                                                             1995      1994
                                                             ----      ----
                                                         (Amounts in Thousands)

    Cash and cash equivalents                              $  256    $  165
    Accounts receivable                                        78        83
    Property, plant and equipment                           1,625     1,752
    Cable subscriber lists and franchise rights               116       145
    Deferred income tax                                       118       142
    Other assets                                               22        18
                                                           ------    ------

         Total Assets                                      $2,215    $2,305
                                                           ======    ======

                        LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                       $  265    $  239
    Notes payable                                            --          11
    Partners' capital                                       1,950     2,055
                                                           ------    ------

         Total Liabilities and Partners' Capital           $2,215    $2,305
                                                           ======    ======

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME
                                              For the Years Ended December 31,
                                                  1995      1994     1993
                                                  ----      ----     ----
                                                  (Amounts in Thousands)

    Subscriber revenue                           $ 871     $ 454     $270
    Gain on sale of cable system                  --        --        441
    Other income                                    10         4        4
                                                 -----     -----     ----

         Total Income                              881       458      715
                                                 -----     -----     ----

                                    EXPENSES

    Depreciation and amortization                  265       112       67
    Program services                               277       147       93
    General and administrative expenses            245       110       66
    Management fees to an affiliate
     of the General Partner                         39        20       62
    Provision for losses on accounts receivable      8         8        2
                                                 -----     -----     ----

         Total Expenses                            834       397      290
                                                 -----     -----     ----

    Net Income Before Income Taxes                  47        61      425

    Income tax expense                             (39)      (18)     --
                                                 -----     -----     ----

         Net Income                              $   8     $  43     $425
                                                 =====     =====     ====

         Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the foreclosed cable systems joint ventures. The foreclosed cable systems joint ventures will pay a management fee equal to four and one-half percent of the System's monthly gross revenue for these services. Revenues subject to a management fee at the joint venture level will not be subject to management fees at the Partnership level.


Note 9.  Accounts Payable and Accrued Expenses.

         Accounts payable and accrued expenses consist of the following at December 31:

                                                             1995      1994
                                                             ----      ----
                                                         (Amounts in Thousands)

          Liquidation fees payable to General Partner      $1,173    $1,593
          Equipment lease operations                           97       423
          Security deposits                                    43        60
          General Partner and affiliates                       43        46
          Other                                               237       268
                                                           ------    ------

               Total                                       $1,593    $2,390
                                                           ======    ======

Note 10. Settlements.

         On July 1, 1991, Phoenix Leasing Incorporated, as General Partner to the Partnership and sixteen other affiliated partnerships, filed suit in the Superior Court for the County of Marin, Case No. 150016, against Xerox Corporation, a corporation with which the General Partner had entered into contractual agreements for the acquisition and administration of leased equipment. The lawsuit was settled out of court, effective as of October 28, 1994 pursuant to the terms of a Confidential Settlement Agreement and Mutual Release. The settlement agreement generally provides for compensation payable to the Partnership and its affiliates in cash and kind, including the assignment by Xerox of certain goods and services. The agreement further provides for the sale by Xerox to the Partnership and its affiliates of equipment subject to lease. The suit has been dismissed with prejudice on the merits.

         The Partnership's pro rata share of the Xerox settlement was $751,000, which consists of cash of $298,000, and assigned monthly rentals and credits for goods and services valued at $453,000. In addition, the Partnership purchased additional leased equipment at an aggregate cost of $457,000. The Partnership, along with sixteen other affiliated partnerships managed by the General Partner, contributed its share of the assigned monthly rentals, credits for goods and services and purchased equipment leases to a joint venture, in exchange for an interest in the joint venture.

         Storage Technology Corporation (STC), a major manufacturer of equipment purchased by the Partnership, filed for protection from creditors under Chapter 11 of the Federal Bankruptcy Code on October 14, 1984. On June 18, 1987 STC's plan of reorganization was approved and the Partnership received a settlement.

         On August 31, 1994, the United States Bankruptcy Court for the District of Colorado ordered a final distribution from the Disputed Claims Reserve which was provided for in the Debtors' Joint Plan of Reorganization. On December 23, 1994, the Partnership received its pro rata share of the final distribution from the Disputed Claims Reserve valued at $12,000. The final distribution consisted of cash of $6,000 and common stock valued at $6,000.


Note 11. Liquidation Fees.

         In consideration for the services and activities performed by the General Partner in connection with the disposition of the Partnership's equipment, the General Partner shall receive liquidation fees equal to 15% of the "Net Capital Contribution" of the Limited Partners with respect to all Partnership interests other than those interests which have been previously redeemed and accordingly were subject to the 15% redemption fee.

         For financial reporting purposes, the Partnership began to recognize the liquidation fee in the second year of operations when the General Partner began its activities of liquidating portions of the equipment portfolio. The original firm terms of the initial leases (generally 24 months) began to expire at this point in time. The present value of the liquidation fee is recognized using an interest method and accreted to the face amount over a period of approximately eight years in order to properly match the liquidation fee expense with the activities of the General Partner in connection with ongoing portfolio liquidation. The liquidation fees have been fully accrued as of December 31, 1993. The Partnership began to pay the liquidation fees to the General Partner in 1991.


Note 12. Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net difference between the tax basis and the reported amounts of the Partnership's assets and liabilities is as follows at December 31:

                                  Reported Amounts   Tax Basis   Net Difference
                                  ----------------   ---------   --------------
                                             (Amounts in Thousands)
1995
----

        Assets                         $7,353         $8,113         $(760)
        Liabilities                     1,519          1,074           445

1994
----

        Assets                         $8,097         $8,657         $(560)
        Liabilities                     2,341          1,568           773


         The Subsidiary is a corporation subject to state and federal tax regulations. The Subsidiary reports to the taxing authority on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes than for income tax purposes, deferred taxes are provided for such differences using the liability method. The subsidiary was formed in July 1993.

         The Subsidiary's income tax benefit includes the following components for the years ended December 31:

                                                          1995      1994
                                                          ----      ----
                                                      (Amounts in Thousands)

    Current tax benefit                                    $ 4       $15
    Deferred tax asset related to future
      taxable income, net                                   44        19
                                                           ---       ---
        Income tax benefit, net                            $48       $34
                                                           ===       ===

         The income tax benefit differed from the statutory federal rate because of the following:

                                                          1995      1994
                                                          ----      ----
                                                      (Amounts in Thousands)

    Federal income tax benefit, based on statutory
      federal income tax rate of 34%                       $43       $30
    State income tax benefit, net of federal provision       5         4
                                                           ---       ---
        Total Income tax benefit                           $48       $34
                                                           ===       ===

         The Subsidiary's net deferred tax asset as of December 31, resulted from the following temporary differences:

                                                           1995      1994
                                                           ----      ----
                                                       (Amounts in Thousands)

    Depreciation and amortization                          $ 64      $ 37
    Bad debt expense                                          5         2
    Interest expense                                        --        (14)
    Net operating loss carryforward                          24        20
                                                           ----      ----
        Subtotal                                             93        45
    Valuation allowance                                     (10)      (11)
                                                           ----      ----
    Deferred tax asset                                     $ 83      $ 34
                                                           ====      ====

         The Partnership has provided a valuation allowance for the deferred tax asset of $10,000 and $11,000 as of December 31, 1995 and 1994 based on the General Partner's evaluation of the likelihood that such benefit will ultimately be realized.

         As of December 31, 1995 and 1994, the Subsidiary's net operating loss carryforward of $61,850 and $52,100, respectively, for federal and state tax reporting purposes expires December 31, 2010.

Note 13. Related Entities.

         The General Partner serves in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.

         The General Partner incurs certain expenses, such as data processing, equipment storage and equipment remarketing costs, for which it is reimbursed by the Partnership. Equipment remarketing costs are incurred as the General Partner remarkets certain equipment on behalf of the Partnership. These expenses incurred by the General Partner are reimbursed at the lower of the actual costs or an amount equal to 90% of the fair market value for such services. The equipment remarketing costs reimbursed to the General Partner were $5,000, $24,000 and $24,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Note 14. Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income (loss) and distributions per limited partnership unit were based on the limited partner's share of consolidated net income (loss) and distributions, and the weighted average number of units outstanding of 345,974 for the years ended December 31, 1995, 1994 and 1993. For purposes of allocating consolidated income (loss) and distributions to each individual limited partner, the Partnership allocates consolidated net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the Partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of consolidated net income (loss) and distributions per limited partnership unit is not indicative of per unit consolidated income
(loss) and distributions due to reinvestments through the Capital Accumulation Plan.


Note 15.  Business Segments.

         The Consolidated Partnership currently operates in two business segments: the equipment leasing and financing industry and the cable TV industry. The operations in the cable TV industry are for the year ended December 31, 1995 and 1994 and for the period from the date of acquisition

(October 28, 1993) to December 31, 1993. Information about the Consolidated Partnership'soperations in these two segments are as follows:

                                                   1995      1994      1993
                                                   ----      ----      ----
                                                    (Amounts in Thousands)
    Total Revenues
         Equipment leasing and financing         $ 2,238   $ 2,757   $  3,004
         Cable TV operations                         470       572         93
                                                 -------   -------   --------
             Total                               $ 2,708   $ 3,329   $  3,097
                                                 =======   =======   ========

    Net Income (Loss)
         Equipment leasing and financing         $ 1,443   $ 1,576   $ (1,140)
         Cable TV operations                         (79)      (56)       (27)
                                                 -------   -------   --------
             Total                               $ 1,364   $ 1,520   $ (1,167)
                                                 =======   =======   ========

    Identifiable Assets
         Equipment leasing and financing         $ 5,270   $ 5,608   $ 10,189
         Cable TV operations                       2,157     2,538      2,653
                                                 -------   -------   --------
             Total                               $ 7,427   $ 8,146   $ 12,842
                                                 =======   =======   ========

    Depreciation and Amortization Expense
         Equipment leasing and financing         $   340   $   597   $  1,270
         Cable TV operations                         275       273         43
                                                 -------   -------   --------
             Total                               $   615   $   870   $  1,313
                                                 =======   =======   ========

    Capital Expenditures
         Equipment leasing and financing         $  --     $   459   $    103
         Cable TV operations                          33       107          7
                                                 -------   -------   --------
             Total                               $    33   $   566   $    110
                                                 =======   =======   ========


Note 16. Subsequent Events.

     In January 1996, cash distributions of $1,307,000 were made to the Limited Partners.


Note 17. Fair Value of Financial Instruments.

     During the year ended December 31, 1995, the Partnership adopted Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each class of financial instrument which it is practicable to estimate that value.

Cash and Cash Equivalents
The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Notes Receivable
The fair value of notes receivable is estimated based on the lesser of the discounted expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings, or the estimated fair value of the underlying collateral. Please refer to footnote 4 for a description of the Partnership's accounting policies on notes receivable which contribute to the difference between the carrying amount and the fair value.

Marketable Securities
The fair values of investments in marketable securities are estimated based on quoted market prices.

     The estimated fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

                                                Carrying
                                                 Amount     Fair Value
                                                --------    ----------
                                                (Amounts in Thousands)
    Assets
         Cash and cash equivalents               $3,940       $3,940
         Marketable securities                       14           14
         Notes receivable                           317          959

Item 9.  Disagreements on Accounting and Financial Disclosure Matters.

     None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The registrant is a limited partnership and, therefore, has no executive officers or directors. The general partner of the registrant is Phoenix Leasing Incorporated, a California corporation. The directors and executive officers of Phoenix Leasing Incorporated (PLI) are as follows:

     GUS CONSTANTIN, age 58, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

     PARITOSH K. CHOKSI, age 42, is Senior Vice President, Chief Financial Officer and Treasurer of PLI. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

     GARY W. MARTINEZ, age 45, is Senior Vice President of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

     BRYANT J. TONG, age 41, is Senior Vice President, Financial Operations and a Director of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

     CYNTHIA E. PARKS, age 40, is Vice President, General Counsel, Assistant Secretary and a Director of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a Bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

         HOWARD SOLOVEI, age 34, is Vice President, Finance, Assistant Treasurer and a Director of PLI. He has been associated with PLI since 1984. Mr. Solovei's principal activities are in the areas of arranging and managing the company's banking relationships for its various corporations, partnerships and securitized asset pools. Mr. Solovei is also involved in corporate financial planning and various data processing-related projects. Mr. Solovei graduated with a B.S. in Business from the University of California at Berkeley in 1984.

     Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

     Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

         Phoenix Leasing American Business Fund, L.P.
         Phoenix Leasing Cash Distribution Fund V, L.P.
         Phoenix Income Fund, L.P.
         Phoenix Leasing Cash Distribution Fund IV
         Phoenix High Tech/High Yield Fund
         Phoenix Leasing Cash Distribution Fund III
         Phoenix Leasing Cash Distribution Fund II
         Phoenix Leasing Capital Assurance Fund
         Phoenix Leasing Income Fund VI
         Phoenix Leasing Growth Fund 1982
         Phoenix Leasing Income Fund 1981 and
         Phoenix Leasing Income Fund 1977


Item 11. Executive Compensation.

         Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner.

         (A)                       (B)                                    (C)                                   (D)
                                                                  Cash and cash-                          Aggregate of
Name of Individual           Capacities in                        equivalent forms                        contingent forms
or persons in group          which served                         of remuneration                         of remuneration
-------------------          -------------      ------------------------------------------------------    ----------------
                                                            (C1)                       (C2)
                                                                              Securities or property
                                                Salaries, fees, directors'    insurance benefits or
                                                fees, commissions, and        reimbursement, personal
                                                bonuses                       benefits
                                                -------------------------     -----------------------
                                                               (Amounts in Thousands)
Phoenix Leasing
  Incorporated               General Partner            $    229(1)                    $   0                    $   0

Phoenix Cable
  Management, Inc.           Manager                          26(1)                        0                        0
                                                        --------                       -----                    -----

                                                        $    255                       $   0                    $   0
                                                        ========                       =====                    =====

(1)  consists of management fees.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of any class of voting securities of the Registrant.

         (b) The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:

              (1)                           (2)                        (3)
         Title of Class           Amount Beneficially Owned     Percent of Class
         --------------           -------------------------     ----------------

  General Partner Interest  Represents a 15% interest in the            100%
                            Registrant's profits and distributions

  Limited Partner Interest  4 units                                       -


Item 13. Certain Relationships and Related Transactions.

         None.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                        Page No.
                                                                        --------
(a) 1.   Financial Statements:

         Report of Independent Public Accountants                          10
         Consolidated Balance Sheets as of
           December 31, 1995 and 1994                                      11
         Consolidated Statements of Operations
           for the years ended December 31, 1995, 1994 and 1993            12
         Consolidated Statements of Partners' Capital
           for the years ended December 31, 1995, 1994 and 1993            13
         Consolidated Statements of Cash Flows
           for the years ended December 31, 1995, 1994 and 1993            14
         Notes to the Consolidated Financial Statements                 15-30

    2.   Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts and Reserves      35

    All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed for the year ended December 31, 1995.

(c) Exhibits:

    21.  Additional Exhibits.

         a) Listing of all Subsidiaries of the Registrant:

            Phoenix Cablevision of Oregon, Inc., a Nevada corporation and wholly owned subsidiary

    27.  Financial Data Schedule.

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

                                         PHOENIX LEASING INCOME FUND VII
                                                  (Registrant)

                                         BY:    PHOENIX LEASING INCORPORATED,
                                                A CALIFORNIA CORPORATION
                                                GENERAL PARTNER


         Date:  March 28, 1996           By:    /S/  GUS CONSTANTIN
                --------------                  -------------------------
                                                Gus Constantin, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                     Title                        Date
           ---------                     -----                        ----


/S/ GUS CONSTANTIN      President, Chief Executive Officer and a  March 28, 1996
----------------------  Director of Phoenix Leasing Incorporated  --------------
(Gus Constantin)        General Partner


/S/ PARITOSH K. CHOKSI  Chief Financial Officer,                  March 28, 1996
----------------------  Senior Vice President                     --------------
(Paritosh K. Choksi)    and Treasurer of
                        Phoenix Leasing Incorporated
                        General Partner


/S/ BRYANT J. TONG      Senior Vice President, Financial          March 28, 1996
----------------------  Operations                                --------------
(Bryant J. Tong)        (Principal Accounting Officer)
                        and a Director of
                        Phoenix Leasing Incorporated
                        General Partner


/S/  GARY W. MARTINEZ   Senior Vice President of                  March 28, 1996
----------------------  Phoenix Leasing Incorporated              --------------
(Gary W. Martinez)      General Partner


/S/ HOWARD SOLOVEI      Vice President, Finance                   March 28, 1996
----------------------  Assistant Treasurer and a                 --------------
(Howard Solovei)        Director of Phoenix Leasing Incorporated
                        General Partner


/S/ MICHAEL K. ULYATT   Partnership Controller                    March 28, 1996
----------------------  Phoenix Leasing Incorporated              --------------
(Michael K. Ulyatt)     General Partner

                                                                                                                  Page 35 of 35

                                               PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY

                                                                 SCHEDULE II
                                                           (Amounts in Thousands)



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


              COLUMN A                     COLUMN B          COLUMN C          COLUMN D            COLUMN E            COLUMN F
           Classification                 Balance at        Charged to        Charged to          Deductions          Balance at
                                         Beginning of         Expense           Revenue                                 End of
                                            Period                                                                      Period
           --------------                ------------        ---------        ----------           ----------         ----------
Year ended December 31, 1993
   Allowance for losses on accounts
     receivable                            $   260          $   155              $  0              $    42            $    373
   Allowance for early termination
     of financing leases                        31              104                 0                    6                 129
   Allowance for losses on notes
     receivable                                203              227                 0                   29                 401
                                           -------          -------              ----              -------            --------

     Totals                                $   494          $   486              $  0              $    77            $    903
                                           =======          =======              ====              =======            ========


Year ended December 31, 1994
   Allowance for losses on accounts
     receivable                            $   373          $     6              $ 92              $   155            $    132
   Allowance for early termination
     of financing leases                       129               28                 0                   86                  71
   Allowance for losses on notes
     receivable                                401                0                 0                    0                 401
                                           -------          -------              ----              -------            --------

     Totals                                $   903          $    34              $ 92              $   241            $    604
                                           =======          =======              ====              =======            ========


Year ended December 31, 1995
   Allowance for losses on accounts
     receivable                            $   132          $    48              $  0              $   122            $     58
   Allowance for early termination
     of financing leases                        71                0                37                    0                  34
   Allowance for losses on notes
     receivable                                401                0                27                   15                 359
                                           -------          -------              ----              -------            --------

     Totals                                $   604          $    48              $ 64              $   137            $    451
                                           =======          =======              ====              =======            ========
