Form 10-Q
period 1996-03-31
PHOENIX LEASING INCOME FUND VII
filed 1996-05-14
CIK 732676

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549
                                      _________

                                      FORM 10-Q

  __X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.



                         Commission File Number 0-12593
                                                -------


                         PHOENIX LEASING INCOME FUND VII
- --------------------------------------------------------------------------------
                                   Registrant

         California                                       68-0001202
- ----------------------------                  ----------------------------------
    State of Jurisdiction                     I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                94901-5527
- --------------------------------------------------------------------------------
    Address of Principal Executive Offices                    Zip Code

         Registrant's telephone number, including area code: (415) 485-4500
                                                             --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                        March 31,   December 31,
                                                          1996          1995
                                                          ----          ----
ASSETS

Cash and cash equivalents                               $2,771        $3,940

Accounts receivable (net of allowance for losses
  on accounts receivable of $39 and $58 at March
  31, 1996 and December 31, 1995, respectively)             60            65

Notes receivable (net of allowance for losses on
  notes receivable of $359 at March 31, 1996 and
  December 31, 1995)                                       308           317

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $2,547 and
  $2,694 at March 31, 1996 and December 31, 1995,
  respectively)                                            105           169

Net investment in financing leases (net of allowance
  for early terminations of $17 and $34 at March 31,
  1996 and December 31, 1995, respectively)                 -             -

Property, cable systems and equipment (net of
  accumulated depreciation of $267 and $238 at March
  31, 1996 and December 31, 1995, respectively)            895           912

Cable subscriber lists and franchise rights (net of
  accumulated  amortization of $391 and $350 at March
  31, 1996 and December 31, 1995, respectively)            901           942

Investment in joint ventures                               898           975

Other assets                                               109           107
                                                        ------        ------

   Total Assets                                         $6,047        $7,427
                                                        ======        ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable and accrued expenses                 $1,437        $1,593
                                                        ------        ------

   Total Liabilities                                     1,437         1,593
                                                        ------        ------

Partners' Capital

  General Partner                                          274           262

  Limited Partners, 480,000 units authorized,
   366,432 units issued and 345,974 units out-
   standing at March 31, 1996 and December 31, 1995      4,335         5,573

  Unrealized gains (losses) on available
   for sale securities                                       1            (1)
                                                        ------        ------

   Total Partners' Capital                               4,610         5,834
                                                        ------        ------

   Total Liabilities and Partners' Capital              $6,047        $7,427
                                                        ======        ======


        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                              1996        1995
                                                              ----        ----
INCOME

  Rental income                                              $ 113       $ 180
  Cable subscriber revenues                                    146         143
  Equity in earnings from joint ventures, net                   49          81
  Gain on sale of equipment                                      5          94
  Interest income, notes receivable                             -            6
  Other income                                                  39          52
                                                             -----       -----

   Total Income                                                352         556
                                                             -----       -----

EXPENSES

  Depreciation and amortization                                134         149
  Lease related operating expenses                               6          24
  Program service, cable system                                 35          33
  Management fees to General Partner                            16          39
  Provision for losses on receivables                          (16)          1
  General and administrative expenses                           95          87
                                                             -----       -----

   Total Expenses                                              270         333
                                                             -----       -----

Net income before income taxes                                  82         223
Income tax expense                                              (1)        (13)
                                                             -----       -----

NET INCOME                                                   $  81       $ 210
                                                             =====       =====



NET INCOME PER LIMITED PARTNERSHIP UNIT                      $ .20       $ .52
                                                             =====       =====

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                   $3.78       $  -
                                                             =====       =====

ALLOCATION OF NET INCOME:
  General Partner                                            $  12       $  32
  Limited Partners                                              69         178
                                                             -----       -----

                                                             $  81       $ 210
                                                             =====       =====


        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                            Three Months Ended
                                                                March 31,
                                                            1996         1995
                                                            ----         ----
Operating Activities:
  Net income                                              $   81       $  210

   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
      Depreciation and amortization                          134          149
      Gain on sale of equipment                               (5)         (94)
      Equity in earnings from joint ventures, net            (49)         (81)
      Provision for early termination, financing leases      (17)          -
      Provision for losses on accounts receivable              1            1
      Decrease in accounts receivable                          4           37
      Decrease in accounts payable and accrued expenses     (156)        (291)
      Decrease in deferred income tax asset                    1           13
      Decrease (increase) in other assets                     (1)         262
                                                          ------       ------

Net cash provided (used) by operating activities              (7)         206
                                                          ------       ------

Investing Activities:
  Principal payments, financing leases                        17          192
  Principal payments, notes receivable                         9           44
  Proceeds from sale of equipment                              5          190
  Distributions from joint ventures                          126          131
  Property, plant and equipment, cable systems               (12)          (8)
                                                          ------       ------

Net cash provided by investing activities                    145          549
                                                          ------       ------

Financing Activities:
  Distributions to partners                               (1,307)          -
                                                          ------       ------
Net cash used by financing activities                     (1,307)          -
                                                          ------       ------

Increase (decrease) in cash and cash equivalents          (1,169)         755

Cash and cash equivalents, beginning of period             3,940        1,248
                                                          ------       ------

Cash and cash equivalents, end of period                  $2,771       $2,003
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

Note 2.  Reclassification.

      Reclassification - Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

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

Note 4.  Notes Receivable.

      Impaired Notes Receivable. At March 31, 1996 the recorded investment in notes that are considered to be impaired under Statement 114 was $613,000. Included in this amount is $113,000 of impaired notes for which the related allowance for losses is $11,000 and $500,000 of impaired notes for which there is no allowance. The average recorded investment in impaired loans during the three months ended March 31, 1996 was approximately $613,000.

      The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                             1996            1995
                                             ----            ----
                                            (Amounts In Thousands)
         Beginning balance                  $ 359           $ 401
            Provision for losses               -               -
            Write downs                        -               -
                                            -----           -----
         Ending balance                     $ 359           $ 401
                                            =====           =====

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.

     Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 345,974 for the three months ended March 31, 1996 and 1995. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income
(loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 6.  Investment in Joint Ventures.

Equipment Joint Ventures

      The aggregate combined statements of operations of the equipment joint ventures is presented below:

                          COMBINED STATEMENTS OF OPERATIONS
                               (Amounts in Thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                             1996        1995
                                                             ----        ----

INCOME
Rental income                                               $ 430       $ 519
Gain on sale of equipment                                      93          89
Other income                                                   40          59
                                                            -----       -----

      Total Income                                            563         667
                                                            -----       -----


EXPENSES
Depreciation                                                   89         114
Lease related operating expenses                              218         181
Management fees to General Partner                             25          27
General and administrative expenses                             1           2
                                                            -----       -----

      Total Expenses                                          333         324
                                                            -----       -----

Net Income                                                  $ 230       $ 343
                                                            =====       =====

Financing Joint Ventures

   The aggregate combined statements of operations of the financing joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                             1996        1995
                                                             ----        ----

INCOME
Interest income - notes receivable                          $  17       $  28
Other income                                                    2           4
                                                            -----       -----
      Total Income                                             19          32
                                                            -----       -----

EXPENSES
Management fees to General Partner                             -            2
General and administrative expenses                             4           6
                                                            -----       -----
      Total Expenses                                            4           8
                                                            -----       -----

Net Income                                                  $  15       $  24
                                                            =====       =====


Foreclosed Cable Systems Joint Ventures

   The aggregate combined statements of operations of the foreclosed cable systems joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                             1996        1995
                                                             ----        ----
INCOME
Subscriber revenue                                          $ 200       $ 218
Other income                                                    5           3
                                                            -----       -----
      Total Income                                            205         221
                                                            -----       -----


EXPENSES
Depreciation and amortization                                  66          71
Program services                                               65          71
Management fees to an affiliate of the General Partner          9          10
General and administrative expenses                            72          77
Provision for losses on accounts receivable                     2           2
                                                            -----       -----
      Total Expenses                                          214         231
                                                            -----       -----
Net loss before income taxes                                   (9)        (10)
Income tax expense                                             (1)         (1)
                                                           ------       ------
      Net Loss                                              $ (10)      $ (11)
                                                            ======      ======

                    PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      Phoenix Leasing Income Fund VII and Subsidiary (the Partnership) reported net income of $81,000 during the three months ended March 31, 1996, as compared to net income of $210,000 during the same period in the preceding year. The reduction in earnings for the three months ended March 31, 1996, as compared to the prior year is attributable to declines in both rental income and gain on sale of equipment.

      Total revenues decreased by $204,000 for the three months ended March 31, 1996, as compared to the previous year. This decrease is primarily the result of a $67,000 decline in rental income, an $89,000 decline in gain on sale of equipment and a $32,000 decline in earnings from joint ventures, which will be discussed under "Joint Ventures". The decrease in rental income, as well as depreciation expense with respect to the Partnership's leasing activities, during the three months ended March 31, 1996 as compared to the previous year, is the result of an overall reduction in the size of the equipment portfolio due to ongoing sales. The aggregate original cost of equipment owned directly by the Partnership is $4.4 million at March 31, 1996, as compared to $9.9 million at March 31, 1995.

      The decline in gain on sale of equipment of $89,000 and the corresponding decrease in proceeds from sale of equipment of $185,000 for the three months ended March 31, 1996, compared to the prior year, is attributable to a reduction in the amount of equipment sold during 1996. For the three months ended March 31, 1996, the Partnership sold equipment with an aggregate original cost of $258,000, compared to $2,517,000 of equipment sold for the same period in 1995.

      Total expenses for the three months ended March 31, 1996 decreased by $63,000, as compared to the same period in 1995. The decline is attributable to decreases in lease related operating expenses of $18,000, management fees to the General Partner of $23,000 and provision for losses on receivables of $17,000 during the three months ended March 31, 1996, as compared to 1995. Lease related operating expenses, like rental income, is expected to decline as a result of the ongoing sale of the equipment portfolio. Management fees are also affected by the liquidation of the equipment portfolio. As the equipment portfolio is liquidated, gross revenues decline causing management fees to be reduced.

      The $17,000 decrease in provision for losses on receivables is a result of a portion of an allowance for early terminations of finance leases being reversed and being recognized as income at March 31, 1996.

      Because Phoenix Leasing Income Fund VII is in its liquidation stage, it is not expected that the Partnership will acquire any additional equipment for its leasing activities. As a result, revenues from leasing activities are expected to continue to decline as the portfolio is liquidated and the remaining equipment is released at lower rental rates.

Cable System

The Partnership acquired a cable system in satisfaction of a defaulted note receivable held by the Partnership. The Partnership assumed ownership of this cable system on October 28, 1993. The Partnership reported cable subscriber revenues of $146,000 and program services expense of $35,000 during the three months ended March 31, 1996, as compared to cable subscriber revenues of $143,000 and program services expense of $33,000 during the same period in 1995. Both cable subscriber revenue and program services expense remained relatively the same for the three months ended March 31, 1996 compared to 1995.

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

      The decrease in earnings from equipment joint ventures of $32,000 for the three months ended March 31, 1996, as compared to the same period in 1995, is the result of a decline in rental income in one equipment joint venture and a decrease in gain on sale of equipment in another.

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

      During the three months ended March 31, 1996, the net cash provided by leasing, financing and cable television activities was $19,000 compared to $442,000 for the same period in the prior year. The net decrease in cash generated is due to a decrease in rental income, payments on notes receivable and financing leases.

      Distributions from joint ventures decreased slightly for the three months ended March 31, 1996 compared to the same period in the prior year. The Partnership received distributions from joint ventures of $126,000 for the three months ended March 31, 1996 compared to $131,000 for the same period in 1995. The slight decrease in distributions is attributable to a closure of one equipment joint venture during the second quarter of 1995.

      As of March 31, 1996, the Partnership owned equipment held for lease with a purchase price of $1,847,000 and a net book value of $34,000 compared to $4,377,000 and $51,000, respectively at March 31, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

      The Limited Partners received distributions of $1,307,000 for the three months ended March 31, 1996, as compared to distributions of $0 for the same period in 1995. As a result, the cumulative cash distributions to the Limited Partners are $81,288,000 and $78,694,000 at March 31, 1996 and 1995,
respectively. The General Partner did not receive distributions during the three months ended March 31, 1996 and 1995.

The Partnership did not make distributions to partners during the three months ended March 31, 1995. During 1993, the Partnership foreclosed upon a cable television system that it had extended credit. Pursuant to this foreclosure, the Partnership assumed $1.7 million in debt that matured on December 31, 1994. As a result, the Partnership did not make distributions to partners on July 15, 1994 or January 15, 1995 in order to retain sufficient cash to pay off the outstanding debt at its maturity date. The Partnership has resumed making semi-annual distributions beginning with the July 15, 1995 distribution.

      As the Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, it is expected that the cash generated from leasing operations will also decline. Due to the decrease in cash generated by leasing and financing activities, the Partnership is no longer making quarterly distributions to partners. Distributions are being made semi-annually in January and July.

      Cash on hand and cash generated from cable television, equipment leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Consolidated Partnership's ongoing operational expenses.

                         PHOENIX LEASING INCOME FUND VII

                                 March 31, 1996

                           Part II. Other Information.


Item 1.  Legal Proceedings.  Inapplicable.

Item 2.  Changes in Securities.  Inapplicable

Item 3.  Defaults Upon Senior Securities.  Inapplicable

Item 4.  Submission of Matters to a Vote of Securities Holders.  Inapplicable

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

                                     PHOENIX LEASING INCOME FUND VII
                                     -------------------------------
                                                (Registrant)


        Date                       Title                       Signature
        ----                       -----                       ---------


   May 13, 1996          Chief Financial Officer,        /S/ PARITOSH K. CHOKSI
- ---------------------    Senior Vice President           -----------------------
                         and Treasurer of                (Paritosh K. Choksi)
                         Phoenix Leasing Incorporated
                         General Partner


   May 13, 1996          Senior Vice President,          /S/ BRYANT J. TONG
- ---------------------    Financial Operations            ----------------------
                         (Principal Accounting Officer)  (Bryant J. Tong)
                         Phoenix Leasing Incorporated
                         General Partner


   May 13, 1996          Senior Vice President of        /S/ GARY W. MARTINEZ
- ---------------------    Phoenix Leasing Incorporated    ----------------------
                         General Partner                 (Gary W. Martinez)


   May 13, 1996          Partnership Controller          /S/ MICHAEL K. ULYATT
- ---------------------    Phoenix Leasing Incorporated    ----------------------
                         General Partner                 (Michael K. Ulyatt)