Form 10-Q
period 1996-06-30
PHOENIX LEASING INCOME FUND VII
filed 1996-08-13
CIK 732676

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

__X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                  For the quarterly period ended June 30, 1996

                                         OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES OF
      EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.



                         Commission File Number 0-12593



                         PHOENIX LEASING INCOME FUND VII
- --------------------------------------------------------------------------------
                                   Registrant

        California                                         68-0001202
- ---------------------------                   ----------------------------------
   State of Jurisdiction                      I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                  94901-5527
- -------------------------------------------------------------------------------
   Address of Principal Executive Offices                       Zip Code

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

                               Yes __X__ No _____

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          June 30,  December 31,
                                                            1996        1995
ASSETS                                                     ------      ------

Cash and cash equivalents                                  $2,981      $3,940

Accounts receivable (net of allowance for losses
  on accounts receivable of $23 and $58 at June 30,
  1996 and December 31, 1995, respectively)                    75          65

Notes receivable (net of allowance for losses on notes
  receivable of $359 at June 30, 1996 and December 31, 1995   304         317

Equipment on operating leases and held for lease (net
  of accumulated depreciation and obsolescence reserves
  of $1,935 and $2,694 at June 30, 1996 and December 31,
  1995, respectively)                                          12         169

Net investment in financing leases (net of allowance for
  early terminations of $0 and $34 at June 30, 1996 and
  December 31, 1995, respectively)                           --          --

Property, cable systems and equipment (net of accumulated
  depreciation of $297 and $238 at June 30, 1996 and
  December 31, 1995, respectively)                            886         912

Cable subscriber lists and franchise rights (net of
  accumulated amortization of $431 and $350 at June 30,
  1996 and December 31, 1995, respectively)                   861         942

Investment in joint ventures                                  846         975

Other assets                                                  107         107
                                                           ------      ------

   Total Assets                                            $6,072      $7,427
                                                           ======      ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable and accrued expenses                    $1,372      $1,593
                                                           ------      ------

   Total Liabilities                                        1,372       1,593
                                                           ------      ------

Partners' Capital

  General Partner                                             287         262

  Limited Partners, 480,000 units authorized, 366,432
   units issued and 345,974 units outstanding at June
   30, 1996 and December 31, 1995                           4,408       5,573

  Unrealized gains (losses) on available-for-sale
   securities                                                   5          (1)
                                                           ------      ------


   Total Partners' Capital                                  4,700       5,834
                                                           ------      ------

   Total Liabilities and Partners' Capital                 $6,072      $7,427
                                                           ======      ======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended  Six Months Ended
                                              June 30,            June 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------
INCOME

  Rental income                           $   66    $  440    $  183    $  715
  Cable subscriber revenues                  147       144       293       287
  Equity in earnings from joint
   ventures, net                              84        98       133       179
  Interest income, notes receivable         --         413      --         419
  Other income                                57        56        97       107
                                          ------    ------    ------    ------

   Total Income                              354     1,151       706     1,707
                                          ------    ------    ------    ------

EXPENSES

  Depreciation and amortization              114       141       248       290
  Lease related operating expenses             7         6        13        30
  Program service, cable system               37        34        72        67
  Management fees to General Partner          17       157        33       196
  Provision for losses on receivables        (16)      (15)      (31)      (14)
  General and administrative expenses        109        95       203       182
                                          ------    ------    ------    ------

   Total Expenses                            268       418       538       751
                                          ------    ------    ------    ------

Net income before income taxes                86       733       168       956
Income tax benefit (expense)                --           3        (1)      (10)
                                          ------    ------    ------    ------

NET INCOME                                $   86    $  736    $  167    $  946
                                          ======    ======    ======    ======



NET INCOME PER LIMITED
  PARTNERSHIP UNIT                        $  .21    $ 1.80    $  .41    $ 2.32
                                          ======    ======    ======    ======

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                        $ --      $ --      $ 3.78    $ --
                                          ======    ======    ======    ======

ALLOCATION OF NET INCOME:
  General Partner                         $   13    $  110    $   25    $  142
  Limited Partners                            73       626       142       804
                                          ------    ------    ------    ------

                                          $   86    $  736    $  167    $  946
                                          ======    ======    ======    ======

        The accompanying notes are an integral part of these statements

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                           Six Months Ended
                                                               June 30,
                                                            1996      1995
Operating Activities:                                      ------    ------
  Net income                                               $  167    $  946

   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                           248       290
      Gain (loss) on sale of equipment                         28      (107)
      Equity in earnings from joint ventures, net            (133)     (179)
      Provision for early termination, financing leases       (34)     --
      Provision for losses on notes receivable               --         (27)
      Provision for losses on accounts receivable               3        13
      Gain on sale of marketable securities                    (5)      (32)
      Decrease (increase) in accounts receivable              (13)       41
      Decrease in accounts payable and accrued expenses      (221)     (765)
      Decrease (increase) in deferred income tax asset         (1)        8
      Decrease in other assets                                  1        36
                                                           ------    ------

Net cash provided by operating activities                      40       224
                                                           ------    ------

Investing Activities:
  Principal payments, financing leases                         34       307
  Principal payments, notes receivable                         13     1,556
  Proceeds from sale of equipment                              21       205
  Proceeds from sale of securities                             11       288
  Distributions from joint ventures                           262       248
  Property, cable systems and equipment                       (33)      (16)
                                                           ------    ------

Net cash provided by investing activities                     308     2,588
                                                           ------    ------

Financing Activities:
  Distributions to partners                                 1,307      --
                                                           ------    ------

Net cash provided by financing activities                   1,307      --
                                                           ------    ------

Increase (decrease) in cash and cash equivalents             (959)    2,812

Cash and cash equivalents, beginning of period              3,940     1,248
                                                           ------    ------

Cash and cash equivalents, end of period                   $2,981    $4,060
                                                           ======    ======

        The accompanying notes are an integral part of these statements

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

Note 4.  Notes Receivable.

      Impaired Notes Receivable. At June 30, 1996 the recorded investment in notes that are considered to be impaired under Statement 114 was $609,000. Included in this amount is $496,000 of impaired notes for which the related allowance for losses is $11,000 and $113,000 of impaired notes for which there is no allowance. The average recorded investment in impaired loans during the six months ended June 30, 1996 was approximately $611,000.

      The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                          1996            1995
                                         -----           -----
                                         (Amounts In Thousands)
      Beginning balance                  $ 359           $ 401
         Provision for losses              -               (27)
         Write downs                       -               (15)
                                         -----           -----
      Ending balance                     $ 359           $ 359
                                         =====           =====

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.

     Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 345,974 for the six months ended June 30, 1996 and 1995. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income
(loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 6.  Investment in Joint Ventures.

Equipment Joint Ventures

      The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------
INCOME
Rental income                             $  535    $  840    $  965    $1,359
Gain on sale of equipment                    111        33       204       122
Other income                                  39        47        79       106
                                          ------    ------    ------    ------

      Total Income                           685       920     1,248     1,587
                                          ------    ------    ------    ------

EXPENSES
Depreciation                                  84       112       173       227
Lease related operating expenses             189       380       407       561
Management fees to General Partner            30        42        55        68
General and administrative expenses         --           1         1         3
                                          ------    ------    ------    ------

      Total Expenses                         303       535       636       859
                                          ------    ------    ------    ------

Net Income                                $  382    $  385    $  612    $  728
                                          ======    ======    ======    ======

Financing Joint Ventures

   The aggregate combined statements of operations of the financing joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------
INCOME
Interest income - notes receivable        $    6    $   21    $   24    $   48
Other income                                  16        62        18        66
                                          ------    ------    ------    ------

      Total Income                            22        83        42       114
                                          ------    ------    ------    ------

EXPENSES
Management fees to General Partner             1         4         1         5
General and administrative expenses            2         5         7        12
                                          ------    ------    ------    ------

      Total Expenses                           3         9         8        17
                                          ------    ------    ------    ------

Net Income                                $   19    $   74    $   34    $   97
                                          ======    ======    ======    ======

Foreclosed Cable Systems Joint Ventures

   The aggregate combined statements of operations of the foreclosed cable systems joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------
INCOME
Subscriber revenue                        $  221    $  213    $  422    $  431
Other income                                   5         2        10         5
                                          ------    ------    ------    ------

      Total Income                           226       215       432       436
                                          ------    ------    ------    ------

EXPENSES
Depreciation and amortization                 66        64       132       136
Program services                              73        61       138       132
Management fees to an affiliate of
 the General Partner                          10        10        19        20
General and administrative expenses           62        55       139       117
Provision for losses on accounts
 receivable                                    2         2         4         4
                                          ------    ------    ------    ------

      Total Expenses                         213       192       432       409
                                          ------    ------    ------    ------

Net income before income taxes                13        23      --          27
Income tax benefit (expense)                  (3)        8      --          (8)
                                          ------    ------    ------    ------

Net Income                                $   10    $   31    $ --      $   19
                                          ======    ======    ======    ======

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      Phoenix Leasing Income Fund VII and Subsidiary (the Partnership) reported net income of $86,000 and $167,000 during the three and six months ended June 30, 1996, respectively, as compared to net income of $736,000 and $946,000 during the same periods in the preceding year. The reduction in earnings for the three and six months ended June 30, 1996 is a result of the decline in rental income and interest income from notes receivable.

      Total revenues decreased by $797,000 and $1,001,000 for the three and six months ended June 30, 1996, respectively, when compared to the same periods in the previous year. The decrease in total revenues for both the three and six months ended June 30, 1996 is primarily attributable to a reduction in rental income and interest income from notes receivable. The decline in rental income of $374,000 and $532,000, for the three and six months ended June 30, 1996, as compared to the same periods in the previous year, is a result of an overall reduction in the size of the equipment portfolio due to ongoing sales. The aggregate original cost of equipment owned directly by the Partnership as of June 30, 1996 is $3.1 million, as compared to $8.4 million as of June 30, 1995.

      Interest income from notes receivable declined by $413,000 and $419,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in the previous year. During the quarter ended June 30, 1995, the Partnership received final payoffs from two of its notes receivable which were considered to be impaired. The Partnership recognized interest income from the receipt of the settlement from one of these notes receivable. As a result, interest income from notes receivable was higher than expected during the three and six months ended June 30, 1995. There have been no payoffs from impaired notes receivable during 1996.

      Total expenses for the three and six months ended June 30, 1996 decreased by $150,000 and $213,000, respectively, as compared to the same periods in 1995. The decline is primarily the result of a decrease in management fees to the General Partner for the three and six months ended June 30, 1996 of $140,000 and $163,000, respectively, as compared to the same periods in 1995. Management fees to the General Partner were higher during 1995 as a result of settlements received from two defaulted notes receivable.

      The decline in depreciation and amortization of $27,000 and $42,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in the previous year, is a result of a reduction in depreciation from leasing activities. In addition to the declining equipment portfolio as previously discussed, the decrease in depreciation expense is also the result of an increasing portion of the equipment portfolio being fully depreciated.

      Because Phoenix Leasing Income Fund VII is in its liquidation stage, it is not expected that the Partnership will acquire any additional equipment for its leasing activities. As a result, revenues from leasing activities are expected to continue to decline as the portfolio is liquidated and the remaining equipment is re-leased at lower rental rates.

Cable System

      The Partnership acquired a cable system in satisfaction of a defaulted note receivable held by the Partnership. The Partnership assumed ownership of this cable television system on October 28, 1993. The Partnership reported cable subscriber revenues of $147,000 and $293,000 for the three and six months ending June 30, 1996, respectively, as compared to cable subscriber revenues of $144,000 and $287,000 for the same periods in 1995. The Partnership reported program services expense of $37,000 and $72,000, respectively, for the three and six months ended June 30, 1996, as compared to program services expense of $34,000 and $67,000 for the same periods in 1995. Both cable subscriber revenue and program services expense remained relatively the same for the three and six months ended June 30, 1996 as compared to the same periods in 1995.

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

      Earnings from joint ventures decreased by $14,000 and $46,000 for the three and six months ended June 30, 1996, as compared to the same periods in the prior year. This decrease is a result of the overall decline in revenues and expenses experienced by the equipment joint ventures as a result of a majority of the equipment joint ventures being in the liquidation stage. Other factors contributing to the decline in earnings from joint ventures is the decline in interest income from notes receivable for financing joint ventures and an increase in program service costs, as well as, general and administrative expenses, for the foreclosed cable systems joint ventures.

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

      During the six months ended June 30, 1996, the net cash provided by leasing, financing and cable television activities was $87,000 compared to $2,087,000 for the same period in the prior year. The decrease in net cash provided during 1996, compared to 1995, is attributable to the decrease in rental income, payments on notes receivable and financing leases. Payments from notes receivable were higher than usual during the six months ended June 30, 1995 as a result of the Partnership receiving settlements from notes receivable from two cable television system operators that had been in default.

      Due to the maturity of an investment in a U.S. Treasury note, the Partnership received proceeds of $288,000 in January of 1995. As a result, proceeds from the sale of securities was higher during 1995.

      Distributions from joint ventures has become one of the primary sources of cash generated by the Partnership. Cash distributions from joint ventures remained relatively the same for the six months ended June 30, 1996 as compared to the same period in 1995. The Partnership received $262,000 as distributions from joint ventures for the six months ended June 30, 1996, compared to $248,000 for the same period in 1995.

      As of June 30, 1996, the Partnership owned equipment held for lease with a purchase price of $1,350,000 and a net book value of $6,000 compared to $3,385,000 and $42,000, respectively at June 30, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

      The Limited Partners received distributions of $1,307,000 for the six months ended June 30, 1996, as compared to distributions of $0 for the six months ended June 30, 1995. As a result, the cumulative cash distributions to the Limited Partners are $81,288,000 and $78,694,000 at June 30, 1996 and 1995,
respectively. The General Partner did not receive distributions during the six months ended June 30, 1996 and 1995.

      The Partnership did not make distributions to partners during the six months ended June 30, 1995. During 1993, the Partnership foreclosed upon a cable television system that it had extended credit. Pursuant to this foreclosure, the Partnership assumed $1.7 million in debt that matured on December 31, 1994. As a result, the Partnership did not make distributions to partners on July 15, 1994 or January 15, 1995 in order to retain sufficient cash to pay off the outstanding debt at its maturity date. The Partnership has resumed making semi-annual distributions beginning with the July 15, 1995 distribution.

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

                                  June 30, 1996

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

                                     PHOENIX LEASING INCOME FUND VII
                                     -------------------------------
                                               (Registrant)


      Date                       Title                       Signature
      ----                       -----                       ---------


August 13, 1996        Chief Financial Officer,        /S/ PARITOSH K. CHOKSI
- ---------------        Senior Vice President           ----------------------
                       and Treasurer of                (Paritosh K. Choksi)
                       Phoenix Leasing Incorporated
                       General Partner


August 13, 1996        Senior Vice President,          /S/ BRYANT J. TONG
- ---------------        Financial Operations            ----------------------
                       (Principal Accounting Officer)  (Bryant J. Tong)
                       and a Director of
                       Phoenix Leasing Incorporated
                       General Partner


August 13, 1996        Partnership Controller          /S/ MICHAEL K. ULYATT
- ---------------        Phoenix Leasing Incorporated    ----------------------
                       General Partner                 (Michael K. Ulyatt)