Form 10-Q
period 1996-09-30
PHOENIX LEASING INCOME FUND VII
filed 1996-11-13
CIK 732676

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----- OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.



                         Commission File Number 0-12593
                                                -------


                         PHOENIX LEASING INCOME FUND VII
-------------------------------------------------------------------------------
                                   Registrant

         California                                       68-0001202
-----------------------------                 ----------------------------------
    State of Jurisdiction                     I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                 94901-5527
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

                               Yes __X__ No _____

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                     September 30,  December 31,
ASSETS                                                   1996           1995
                                                        ------         ------

Cash and cash equivalents                               $1,934         $3,940

Accounts receivable (net of allowance for losses
  on accounts receivable of $43 and $58 at September
  30, 1996 and December 31, 1995, respectively)             25             65

Notes receivable (net of allowance for losses on
  notes receivable of $359 at September 30, 1996
  and December 31, 1995)                                   302            317

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $1,845 and
  $2,694 at September 30, 1996 and December 31,
  1995, respectively)                                        5            169

Net investment in financing leases (net of allowance
  for early terminations of $0 and $34 at September
  30, 1996 and December 31, 1995, respectively)           --             --

Property, cable systems and equipment (net of
  accumulated depreciation of $328 and $238
  at September 30, 1996 and December 31, 1995,
  respectively)                                            861            912

Cable subscriber lists and franchise rights (net
  of accumulated amortization of $471 and $350 at
  September 30, 1996 and December 31, 1995,
  respectively)                                            821            942

Investment in joint ventures                               800            975

Other assets                                               110            107
                                                        ------         ------

   Total Assets                                         $4,858         $7,427
                                                        ======         ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable and accrued expenses                 $1,384         $1,593
                                                        ------         ------

   Total Liabilities                                     1,384          1,593
                                                        ------         ------

Partners' Capital

  General Partner                                          297            262

  Limited Partners, 480,000 units authorized,
   366,432 units issued and 345,974 units outstanding
   at September 30, 1996 and December 31, 1995           3,173          5,573

  Unrealized gains (losses) on available-for-
   sale securities                                           4             (1)
                                                        ------         ------


   Total Partners' Capital                               3,474          5,834
                                                        ------         ------

   Total Liabilities and Partners' Capital              $4,858         $7,427
                                                        ======         ======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------
INCOME

  Rental income                           $   73    $  268    $  256    $  983
  Cable subscriber revenues                  145       148       438       434
  Equity in earnings from joint
   ventures, net                              60       108       193       287
  Interest income, notes receivable           16         6        16       425
  Other income                                27        17       124       125
                                          ------    ------    ------    ------

   Total Income                              321       547     1,027     2,254
                                          ------    ------    ------    ------

EXPENSES

  Depreciation and amortization               77       190       325       481
  Lease related operating expenses             2         7        15        19
  Program service, cable system               35        39       106       105
  Management fees to General Partner          12        27        45       223
  Provision for losses on receivables         28        33        (3)       20
  General and administrative expenses        102        79       305       278
                                          ------    ------    ------    ------

   Total Expenses                            256       375       793     1,126
                                          ------    ------    ------    ------

Net income before income taxes                65       172       234     1,128
Income tax benefit                             2        12         1         2
                                          ------    ------    ------    ------

NET INCOME                                $   67    $  184    $  235    $1,130
                                          ======    ======    ======    ======


NET INCOME PER LIMITED
  PARTNERSHIP UNIT                        $  .17    $  .46    $  .58    $ 2.78
                                          ======    ======    ======    ======

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                        $ 3.74    $ 3.72    $ 7.52    $ 3.72
                                          ======    ======    ======    ======

ALLOCATION OF NET INCOME:
  General Partner                         $   10    $   27    $   36    $  169
  Limited Partners                            57       157       199       961
                                          ------    ------    ------    ------

                                          $   67    $  184    $  235    $1,130
                                          ======    ======    ======    ======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                           Nine Months Ended
                                                             September 30,
                                                            1996      1995
                                                           ------    ------
Operating Activities:
  Net income                                               $  235    $1,130

   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                           325       481
      Loss (gain) on sale of equipment                         26       (75)
      Equity in earnings from joint ventures, net            (193)     (287)
      Provision for early termination, financing leases       (34)     --
      Provision for losses on notes receivable               --         (27)
      Provision for losses on accounts receivable              31        47
      Gain on sale of marketable securities                    (5)     --
      Decrease in accounts receivable                           9        33
      Decrease in accounts payable and accrued expenses      (209)     (827)
      Increase in deferred income tax asset                    (1)       (4)
      Decrease (increase) in other assets                      (3)      298
                                                           ------    ------

Net cash provided by operating activities                     181       769
                                                           ------    ------

Investing Activities:
  Principal payments, financing leases                         34       398
  Principal payments, notes receivable                         15     1,569
  Proceeds from sale of equipment                              24       148
  Proceeds from sale of marketable securities                  11      --
  Distributions from joint ventures                           367       505
  Property, plant and equipment, cable systems                (38)      (24)
                                                           ------    ------

Net cash provided by investing activities                     413     2,596
                                                           ------    ------

Financing Activities:
  Distributions to partners                                (2,600)   (1,286)
                                                           ------    ------

Net cash used by financing activities                      (2,600)   (1,286)
                                                           ------    ------

Increase (decrease) in cash and cash equivalents           (2,006)    2,079

Cash and cash equivalents, beginning of period              3,940     1,248
                                                           ------    ------

Cash and cash equivalents, end of period                   $1,934    $3,327
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

Note 4.  Notes Receivable.

      Impaired Notes Receivable. At September 30, 1996 the recorded investment in notes that are considered to be impaired under Statement 114 was $607,000. Included in this amount is $113,000 of impaired notes for which the related allowance for losses is $11,000 and $494,000 of impaired notes for which there is no allowance. The average recorded investment in impaired loans during the nine months ended September 30, 1996 was approximately $610,000.

      The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                          1996            1995
                                          ----            ----
                                         (Amounts In Thousands)
      Beginning balance                  $ 359           $ 401
         Provision for losses             -                (27)
         Write downs                      -                (15)
                                         ----            ------
      Ending balance                     $359            $ 359
                                         ====            =====

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.

     Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 345,974 for the nine months ended September 30, 1996 and 1995. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 6.  Investment in Joint Ventures.

Equipment Joint Ventures

      The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------
INCOME
Rental income                             $  452    $  763    $1,418    $2,122
Gain on sale of equipment                     53       140       257       262
Other income                                  30       570       109       676
                                          ------    ------    ------    ------

      Total Income                           535     1,473     1,784     3,060
                                          ------    ------    ------    ------

EXPENSES
Depreciation                                  81       628       254       855
Lease related operating expenses             166       338       573       899
Management fees to General Partner            28        76        83       144
General and administrative expenses         --        --           2         3
                                          ------    ------    ------    ------

      Total Expenses                         275     1,042       912     1,901
                                          ------    ------    ------    ------

Net Income                                $  260    $  431    $  872    $1,159
                                          ======    ======    ======    ======

Financing Joint Ventures

   The aggregate combined statements of operations of the financing joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------
INCOME
Interest income - notes receivable        $    9    $   14    $   32    $   62
Other income                                   6         7        24        74
                                          ------    ------    ------    ------

      Total Income                            15        21        56       136
                                          ------    ------    ------    ------

EXPENSES
Management fees to General Partner             1         2         1         7
General and administrative expenses            2         3        10        15
                                          ------    ------    ------    ------

      Total Expenses                           3         5        11        22
                                          ------    ------    ------    ------

Net Income                                $   12    $   16    $   45    $  114
                                          ======    ======    ======    ======

Foreclosed Cable Systems Joint Ventures

   The aggregate combined statements of operations of the foreclosed cable systems joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                          Three Months Ended  Nine months Ended
                                            September 30,       September 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------
INCOME
Subscriber revenue                        $  213    $  222    $  635    $  653
Other income                                  16         3        20         7
                                          ------    ------    ------    ------

      Total Income                           229       225       655       660
                                          ------    ------    ------    ------

EXPENSES
Depreciation and amortization                 67        65       199       200
Program services                              70        76       208       209
Management fees to an affiliate of the
 General Partner                              10        10        29        29
General and administrative expenses           63        69       196       186
Provision for losses on accounts
 receivable                                    2         2         6         7
                                          ------    ------    ------    ------

      Total Expenses                         212       222       638       631
                                          ------    ------    ------    ------

Net income before income taxes                17         3        17        29
Income tax expense                            (2)       (6)       (2)      (13)
                                          ------    ------    ------    ------

Net Income (Loss)                         $   15    $   (3)   $   15    $   16
                                          ======    ======    ======    ======

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      Phoenix Leasing Income Fund VII and Subsidiary (the Partnership) reported net income of $67,000 and $235,000 during the three and nine months ended September 30, 1996, respectively, as compared to net income of $184,000 and $1,130,000 during the same periods in the preceding year. The reduction in earnings for the three and nine months ended September 30, 1996 is a result of the decline in rental income and interest income from notes receivable.

      Total revenues decreased by $226,000 and $1,227,000 for the three and nine months ended September 30, 1996, respectively, when compared to the same periods in the previous year. The decrease in total revenues for the three months ended September 30, 1996 is primarily attributable to a reduction in rental income. The decrease in total revenues for the nine months ended September 30, 1996, as compared to the same period in 1995, is attributable to the decrease in rental income and interest income from notes receivable. The decline in rental income of $195,000 and $727,000, for the three and nine months ended September 30, 1996, as compared to the same periods in the previous year, is a result of an overall reduction in the size of the equipment portfolio due to ongoing sales. The aggregate original cost of equipment owned directly by the Partnership as of September 30, 1996 is $2.8 million, as compared to $6.6 million as of September 30, 1995.

      Interest income from notes receivable declined by $409,000 for the nine months ended September 30, 1996, respectively, as compared to the same period in the previous year. During the second quarter of 1995, the Partnership received final payoffs from two of its notes receivable which were considered to be impaired. The Partnership recognized interest income from the receipt of the settlement from one of these notes receivable. As a result, interest income from notes receivable was higher than expected during the nine months ended September 30, 1995.

      Total expenses for the three and nine months ended September 30, 1996 decreased by $119,000 and $333,000, respectively, as compared to the same periods in 1995. The decline is primarily the result of a decrease in depreciation expense. In addition, management fees to the General Partner decreased for the nine months ended September 30, 1996. Management fees to the General Partner were higher during 1995 as a result of settlements received from two defaulted notes receivable. The Partnership also experienced an increase in general and administrative expense during the three and nine months ended September 30, 1996 and 1995, as compared to the same periods in 1995, due to increased legal expense.

      The decline in depreciation and amortization of $113,000 and $156,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in the previous year, is a result of a reduction in depreciation from leasing activities. In addition to the declining equipment portfolio as previously discussed, the decrease in depreciation expense is also the result of an increasing portion of the equipment portfolio being fully depreciated.

      Because Phoenix Leasing Income Fund VII is in its liquidation stage, it is not expected that the Partnership will acquire any additional equipment for its leasing activities. As a result, revenues from leasing activities are expected to continue to decline as the portfolio is liquidated and the remaining equipment is released at lower rental rates.

Cable System

      The Partnership acquired a cable system in satisfaction of a defaulted note receivable held by the Partnership. The Partnership assumed ownership of this cable television system on October 28, 1993. Both cable subscriber revenue and program services expense remained relatively the same for the three and nine months ended September 30, 1996 as compared to the same periods in 1995.

Joint Ventures

      The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to continue to decline as the portfolios are released at lower rental rates and eventually liquidated.

      Earnings from joint ventures decreased by $48,000 and $94,000 for the three and nine months ended September 30, 1996, as compared to the same periods in the prior year. This decrease is a result of the overall decline in revenues and expenses experienced by the equipment joint ventures as a result of a majority of the equipment joint ventures being in the liquidation stage. Other factors contributing to the decline in earnings from joint ventures is the decline in interest income from notes receivable for financing joint ventures.

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

      During the nine months ended September 30, 1996, the net cash provided by leasing, financing and cable television activities was $230,000 compared to $2,736,000 for the same period in the prior year. The decrease in net cash provided during 1996, as compared to 1995, is attributable to the decrease in rental income, payments on notes receivable and financing leases. Payments from notes receivable were higher than usual during the nine months ended September 30, 1995 as a result of the Partnership receiving settlements from notes receivable from two cable television system operators that had been in default.

      Distributions from joint ventures has become one of the primary sources of cash generated by the Partnership. The Partnership received $367,000 as distributions from joint ventures for the nine months ended September 30, 1996, compared to $505,000 for the same period in 1995. This decrease in distributions is reflective of the overall decrease in revenues generated by the joint ventures, as discussed previously.

      As of September 30, 1996, the Partnership owned equipment held for lease with a purchase price of $1,540,000 and a net book value of $2,000 compared to $1,927,000 and $14,000, respectively at September 30, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

      The Limited Partners received distributions of $2,600,000 for the nine months ended September 30, 1996, as compared to distributions of $1,286,000 for the nine months ended September 30, 1995. As a result, the cumulative cash distributions to the Limited Partners are $82,581,000 and $79,981,000 at September 30, 1996 and 1995, respectively. The General Partner did not receive distributions during the nine months ended September 30, 1996 and 1995.

      As the Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, it is expected that the cash generated from leasing operations will also continue to decline. Due to the decrease in cash generated by leasing and financing activities, the Partnership is no longer making quarterly distributions to partners. Distributions are being made semi-annually in January and July.

      During 1993, the Partnership foreclosed upon a cable television system that it had extended credit. Pursuant to this foreclosure, the Partnership assumed $1.7 million in debt that matured on December 31, 1994. As a result, the Partnership did not make distributions to partners on July 15, 1994 or January 15, 1995 in order to retain sufficient cash to pay off the outstanding debt at its maturity date. The Partnership has resumed making semi-annual distributions beginning with the July 15, 1995 distribution. As a result, distributions during the nine months ended September 30, 1996 were higher than those made during the same period in 1995. The Partnership anticipates making distributions to partners on January and July of 1997 at the same amount as those made on January and July of 1996.

      Cash on hand and cash generated from cable television, equipment leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Consolidated Partnership's ongoing operational expenses.

                         PHOENIX LEASING INCOME FUND VII

                               September 30, 1996

                           Part II. Other Information.
                                    ------------------

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

                                           PHOENIX LEASING INCOME FUND VII
                                           -------------------------------
                                                     (Registrant)


      Date                       Title                        Signature
      ----                       -----                        ---------


November 12, 1996        Chief Financial Officer,       /S/ PARITOSH K. CHOKSI
-----------------        Senior Vice President          -----------------------
                         and Treasurer of               (Paritosh K. Choksi)
                         Phoenix Leasing Incorporated
                         General Partner


November 12, 1996        Senior Vice President,         /S/ BRYANT J. TONG
-----------------        Financial Operations           -----------------------
                         (Principal Accounting Officer) (Bryant J. Tong)
                         Phoenix Leasing Incorporated
                         General Partner


November 12, 1996        Senior Vice President          /S/ GARY W. MARTINEZ
-----------------        Phoenix Leasing Incorporated   -----------------------
                         General Partner                (Gary W. Martinez)


November 12, 1996        Partnership Controller         /S/ MICHAEL K. ULYATT
-----------------        Phoenix Leasing Incorporated   -----------------------
                         General Partner                (Michael K. Ulyatt)