Form 10-K
period 1996-12-31
PHOENIX LEASING INCOME FUND VII
filed 1997-03-28
CIK 732676

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


For the fiscal year ended December 31, 1996       Commission File Number 0-12593


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

As of December 31, 1996, 345,974 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                         PHOENIX LEASING INCOME FUND VII

                          1996 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.    Business.........................................................  3
Item 2.    Properties.......................................................  5
Item 3.    Legal Proceedings................................................  5
Item 4.    Submission of Matters to a Vote of Security Holders..............  5


                                     PART II

Item 5.    Market for the Registrant's Securities and Related Security
           Holder Matters...................................................  6
Item 6.    Selected Financial Data..........................................  6
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  7
Item 8.    Financial Statements and Supplementary Data...................... 10
Item 9.    Disagreements on Accounting and Financial Disclosure Matters..... 31


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............... 31
Item 11.   Executive Compensation........................................... 32
Item 12.   Security Ownership of Certain Beneficial Owners and Management... 32
Item 13.   Certain Relationships and Related Transactions................... 32


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 33


Signatures.................................................................. 34

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

Equipment Leasing and Financing Operations.

        From the initial formation of the Partnership through December 31, 1996, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro-rata interest in investments made by joint ventures, approximate $183,707,000. The average initial firm term of contractual payments from equipment subject to lease was 36.27 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.99%. The average initial firm term of contractual payments from loans was
70.99 months.

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

        The cable television system owned by Phoenix Cablevision of Oregon, Inc. is located in the counties of Douglas and Jackson in the State of Oregon and consists of headend equipment in four locations and 66 miles of plant passing approximately 2,007 homes and has approximately 1,751 cable subscribers. The Subsidiary's cable television system serves the communities of Prospect, Butte Falls, Shady Cove, Trail and other nearby areas in Jackson and Douglas counties. The Subsidiary operates under three non-exclusive franchise agreements with the cities of Glendale, Butte Falls and Shady Cove. These cable franchise agreements expire between the years 2000 and 2002.

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

        The Telecommunications Bill allowed telephone companies to enter into the cable television business and vice-versa. Large cable television systems that have upgraded their systems with fiber and two way capabilities may find themselves getting a piece of the much larger telephone revenue. For the smaller rural cable systems, such as those owned by the Partnership or through investments in joint ventures, it is unlikely that the Partnership will enter into telephone services nor will the telephone companies try to seek our customers in the near future. The systems owned by the Partnership are too small and not dense enough to pay for the large amount of capital expenditures needed for these services.

        A favorable part of the bill is that small cable systems were immediately deregulated from most regulations and that the definition of a small cable operator is under 600,000 subscribers. This allowed small operators to raise rates if needed, and eliminate the need to provide franchise authorities with costly rate filings and justifications. The bill also allowed the local telephone companies to buy out small cable operators in their own region as well as to joint venture with small cable operators. During 1995, the General Partner observed a renewed market interest in small cable systems. The final impact of the Telecommunications Bill will not be known fully until a technical rewrite is completed and all the legal challenges have been made.

        Please see Note 14 in the Partnership's financial statements for financial information about the Partnership's business segments.

Other.

        A brief description of the type of assets in which the Partnership has invested as of December 31, 1996, together with information concerning the uses of assets is set forth in Item 2.


Item 2.    Properties.

Equipment Leasing and Financing Operations.

        The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership, either directly or through its investment in joint ventures, are its investments in leases and loans.

        As of December 31, 1996, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $6,077,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1996.
                                                               Percentage of
        Asset Types                      Purchase Price(1)     Total Assets
        -----------                      -----------------     -------------
                                       (Amounts in Thousands)
Small Computer Systems                        $ 1,278                21%
Financing of Solar Systems                      2,086                34
Telecommunications                                970                16
Reproduction Equipment                          1,108                18
Financing Related to Cable TV Systems             382                 6
Financing of Security Monitoring
  Systems Companies                               163                 3
Capital Equipment Leased to Emerging
  Growth Companies                                 90                 2
                                              -------               ---

TOTAL                                         $ 6,077               100%
                                              =======               ===

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $1,305,000, financing joint ventures of $2,086,000, and original cost of outstanding loans of $545,000 at December 31, 1996.

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

                                     PART II

Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

        (a)The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.

        (b)Approximate Number of Equity Security Investments:

                                                      Number of Unit Holders
                     Title of Class                   as of December 31, 1996
           ----------------------------------         -----------------------

           Limited Partners                                    16,709


Item 6.    Selected Financial Data.

                             1996(2)   1995(2)   1994(2)   1993(2)    1992
                             ------    ------    ------    ------    ------
                           (Amounts in Thousands Except for Per Unit Amounts)

Total Income                 $1,344    $2,708    $3,329    $3,097    $4,580

Net Income (Loss)               399     1,364     1,520    (1,167)   (1,994)

Total Assets                  4,991     7,427     8,146    12,842    14,860

Distributions to Partners     2,600     1,286     2,594     2,593     4,127

Net Income (Loss) per Limited
 Partnership Unit(1)            .98      3.35      4.20     (3.38)    (5.76)

Distributions per Limited
 Partnership Unit              7.52      3.72      7.50      7.49     11.93


(1) Income (loss) per Limited Partnership Unit is not indicative of per unit income (loss) due to reinvestments through the Capital Accumulation Plan.

(2) The 1996, 1995, 1994 and 1993 amounts reflect the consolidated activity of the Partnership and its subsidiary.

        The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Phoenix Leasing Income Fund VII and Subsidiary (the Partnership) reported net income of $399,000, $1,364,000 and $1,520,000 during 1996, 1995 and
1994, respectively. The decreased earnings during 1996, as compared to 1995, is attributable to a reduction in both rental income and interest income from notes receivable. The decreased earnings during 1995, as compared to 1994, is due to the absence of a settlement during 1995, compared to the settlement of $763,000 during 1994. Partially offsetting the absence of a settlement during 1995 was an increase of $378,000 in interest income from notes receivable.

        Total revenues decreased by $1,364,000 and $621,000 during 1996 and 1995 respectively, when compared to the same periods in the previous year. The decrease in total revenues, during 1996, is primarily due to a decline in rental income and interest income from notes receivable. The decline in rental income is a result of the overall reduction in the equipment portfolio due to ongoing sales. The aggregate original cost of equipment owned directly by the Partnership as of December 31, 1996 is $2.1 million, as compared to $4.6 million as of December 31, 1995. Additionally, interest income from notes receivable decreased $442,000 during 1996, as compared to 1995, due to an increase in the amount of impaired notes receivable.

          The decrease in total revenues, during 1995, is primarily due to the absence of a settlement during 1995, as compared to the settlement of $763,000 during 1994, and a combined decrease in rental income and earned income from financing leases of $358,000. The Partnership reported an increase in interest income of $378,000 during 1995, as compared to 1994, partially offsetting the above mentioned decreases. During 1995, the Partnership received settlements on two defaulted notes receivable. The Partnership recognized interest income from the receipt of a settlement on one of these notes receivable, causing the increase in interest income from notes receivable during 1995. The settlement of the second note receivable represented only a partial recovery of the outstanding note receivable balance.

        The Partnership holds notes receivable from cable television system operators and security monitoring companies with a carrying value of approximately $661,000. These notes are considered to be impaired at December 31, 1996. The Partnership has suspended the accrual of interest on these notes and has provided an allowance for losses on notes receivable. The General
Partner is currently working with the borrowers, other creditors and the bankruptcy court in order to seek remedies that will maximize the recovery of the Partnership's investment in these notes.

        Total expenses decreased by $404,000 and $451,000 during 1996 and 1995, respectively, as compared to the same periods in the previous year. The decline is attributable to decreases in depreciation and amortization as well as in management fees. Depreciation and amortization decreased $218,000 during 1996, and $255,000 during 1995. In addition, management fees to the General Partner decreased $198,000 for the year ended December 31, 1996, as compared to the previous year, as a result of settlements received from two defaulted notes receivable during 1995.

        For the last three years depreciation and amortization has declined as a result of a reduction in depreciation from leasing activities. In addition to the declining equipment portfolio, as previously discussed, the decrease in depreciation expense is also due to an increasing portion of the equipment portfolio being fully depreciated.

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


Cable System

        The Partnership acquired a cable system in satisfaction of a defaulted note receivable held by the Partnership. The Partnership assumed ownership of this cable television system on October 28, 1993. Both cable subscriber revenue and program services expense remained relatively the same for the year ended December 31, 1996 as compared to the same period in 1995 and 1994.

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

        Earnings from equipment and financing joint ventures decreased by $18,000 and $8,000 for the year ended December 31, 1996, respectively, as compared to the previous year. The decrease in earnings from equipment joint ventures is a result of a majority of the equipment joint ventures being in a liquidation stage. The decrease in earnings from financing joint ventures is due to the decline in interest income from notes receivable.

        The small increase in earnings from joint ventures of $35,000 during 1995, as compared to the same period in 1994, is the result of a full year of earnings from a new investment in an equipment joint venture during the fourth quarter of 1994.

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

        Net cash provided by leasing, financing and cable television activities was $299,000, $3,148,000 and $1,595,000 during the years ended December 31, 1996, 1995 and 1994, respectively. The decrease in net cash provided during 1996, compared to 1995, is attributable to the decrease in rental income, payments from notes receivable and finance leases. The increase in net cash provided during 1995, compared to 1994, is attributable to the increase in principle payments from notes receivable and the decrease in payments on accounts payable. The increase in payments from notes receivable , during 1995, is due to the Partnership receiving settlements on notes receivable from two cable television system operators that had been in default.

        Distributions from joint ventures has become one of the primary sources of cash generated by the Partnership. The Partnership received $526,000, $662,000 and $230,000 as distributions from joint ventures for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease in distributions is reflective of the overall decrease in revenues generated by the joint ventures, as discussed previously. Distributions from joint ventures were higher during 1995, compared to 1994, due to a new investment in an equipment joint venture that was formed upon the receipt of a legal settlement during October of 1994.

        As of December 31, 1996, the Partnership owned equipment held for lease with a purchase price of $993,000 and a net book value of $0 , compared to equipment being held for lease with an original cost of $1,334,000 and $4,853,000 and a net book value of $7,000 and $21,000 at December 31, 1995 and 1994, respectively. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

        The Limited Partners received distributions of $2,600,000, $1,286,000 and $2,594,000 during 1996, 1995 and 1994, respectively. As a result, the cumulative cash distributions to the Limited Partners are $82,581,000, $79,981,000 and $78,695,000 at December 31, 1996, 1995 and 1994, respectively.
The General Partner did not receive distributions during the years ended December 31, 1996, 1995 and 1994.

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

        During 1993, the Partnership foreclosed upon a cable television system that it had extended credit. Pursuant to this foreclosure, the Partnership assumed $1.7 million in debt that matured on December 31, 1994. As a result, the Partnership did not make distributions to partners on July 15, 1994 or January 15, 1995 in order to retain sufficient cash to pay off the outstanding debt at its maturity date. The Partnership has resumed making semi-annual distributions beginning with the July 15, 1995 distribution. As a result, distributions during the year ended December 31, 1996 were higher than those made during the same period in 1995. The Partnership anticipates making distributions to partners on January and July of 1997 at the same amount as those made on January and July of 1996.

        Cash on hand and cash generated from cable television, equipment leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Consolidated Partnership's ongoing operational expenses.

        Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ from those anticipated by some of the statements made above. Limited Partners are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Partnership's plans are subject to change at any time at the discretion of the General Partner of the Partnership, (ii) future technological developments in the industry in which the Partnership operates, (iii) competitive pressure on pricing or services, (iv) substantial customer defaults or cancellations, (v) changes in business conditions and the general economy, (vi) changes in government regulations affecting the Partnership's core businesses and (vii) the ability of the Partnership to sell its remaining assets.

               Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY

                               YEAR ENDED DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Phoenix Leasing Income Fund VII:

We have audited the accompanying consolidated balance sheets of Phoenix Leasing Income Fund VII (a California limited partnership) and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Income Fund VII and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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



San Francisco, California,                                 ARTHUR ANDERSEN LLP
  January 17, 1997

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)

                                                             December 31,
                                                         1996           1995
                                                        ------         ------
ASSETS

Cash and cash equivalents                               $2,155         $3,940

Accounts receivable (net of allowance for
  losses on accounts receivable of $41 and
  $58 at December 31, 1996 and 1995, respectively)          30             65

Notes receivable (net of allowance for losses
  on notes receivable of $359 at December 31,
  1996 and 1995)                                           302            317

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $1,316 and
  $2,694 at December 31, 1996 and 1995, respectively)        2            169

Net investment in financing leases (net of allowance
  for early terminations of $0 and $34 at December
  31, 1996 and 1995, respectively)                        --             --

Property, cable systems and equipment (net of
  accumulated  depreciation of $358 and $238 at
  December 31, 1996 and 1995, respectively)                841            912

Cable subscriber lists and franchise rights (net
  of accumulated amortization of $512 and $350 at
  December 31, 1996 and 1995, respectively)                780            942

Investment in joint ventures                               730            975

Other assets                                               151            107
                                                        ------         ------

    Total Assets                                        $4,991         $7,427
                                                        ======         ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

  Accounts payable and accrued expenses                 $1,350         $1,593
                                                        ------         ------

    Total Liabilities                                    1,350          1,593
                                                        ------         ------

Partners' Capital:

  General Partner                                          322            262

  Limited Partners, 480,000 units authorized,
    366,432 units issued and 345,974 units
    outstanding at December 31, 1996 and 1995            3,312          5,573

  Unrealized gains (losses) on available-for-
    sale securities                                          7             (1)
                                                        ------         ------

    Total Partners' Capital                              3,641          5,834
                                                        ------         ------

    Total Liabilities and Partners' Capital             $4,991         $7,427
                                                        ======         ======

                 The accompanying notes are an integral part of
                                these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)

                                               For the Years Ended December 31,
                                                  1996      1995      1994
                                                 ------    ------    ------
INCOME

  Rental income                                  $  295    $1,116    $1,357

  Earned income, finance leases                    --          37       154

  Equity in earnings from joint ventures, net       281       307       272

  Interest income, notes receivable                  16       458        80

  Settlements                                      --        --         763

  Cable subscriber revenue                          582       583       557

  Other income                                      170       207       146
                                                 ------    ------    ------

    Total Income                                  1,344     2,708     3,329
                                                 ------    ------    ------

EXPENSES

  Depreciation and amortization                     397       615       870

  Lease related operating expenses                   16        35       117

  Program service, cable system                     136       142       122

  Management fees to General Partner                 57       255       243

  Interest expense                                 --        --          99

  Provision for (recovery of) losses
   on receivables                                    (2)      (15)      (59)

  General and administrative expenses               384       360       451
                                                 ------    ------    ------

    Total Expenses                                  988     1,392     1,843
                                                 ------    ------    ------

NET INCOME BEFORE INCOME TAXES                      356     1,316     1,486

  Income tax benefit                                 43        48        34
                                                 ------    ------    ------

NET INCOME                                       $  399    $1,364    $1,520
                                                 ======    ======    ======



NET INCOME PER LIMITED PARTNERSHIP UNIT          $  .98    $ 3.35    $ 4.20
                                                 ======    ======    ======

ALLOCATION OF NET INCOME:

  General Partner                                $   60    $  205    $   68

  Limited Partners                                  339     1,159     1,452
                                                 ------    ------    ------

                                                 $  399    $1,364    $1,520
                                                 ======    ======    ======

                 The accompanying notes are an integral part of
                                these statements.

                   PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                   (Amounts in Thousands Except for Unit Amounts)


                                 General                     Unrealized
                                Partner's  Limited Partners'    Gains   Total
                                  Amount  Units        Amount (Losses)  Amount
                                --------- ------------------- --------- ------

Balance, December 31, 1993       $  (11)    345,974   $6,842     $--    $6,831

Distributions to partners ($7.50
  per limited partnership unit)    --          --     (2,594)     --    (2,594)

Unrealized losses on available-
  for-sale securities              --          --       --          (1)     (1)

Net income                           68        --      1,452      --     1,520
                                  -----     -------   ------     -----   -----

Balance, December 31, 1994           57     345,974    5,700        (1)  5,756

Distributions to partners ($3.72
  per limited partnership unit)    --          --     (1,286)     --    (1,286)

Net income                          205        --      1,159      --     1,364
                                  -----     -------   ------     -----   -----

Balance, December 31, 1995          262     345,974    5,573        (1)  5,834

Distributions to partners ($7.52
  per limited partnership unit)    --          --     (2,600)     --    (2,600)

Change in unrealized gains on
  available-for-sale securities    --          --       --           8       8

Net income                           60        --        339      --       399
                                  -----     -------   ------     -----   ------

Balance, December 31, 1996        $ 322     345,974   $3,312     $   7   $3,641
                                  =====     =======   ======     =====   ======


                 The accompanying notes are an integral part of
                                these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                              For the Years Ended December 31,
                                                  1996      1995      1994
                                                 ------    ------    ------
Operating Activities:

  Net income                                     $  399    $1,364    $1,520

  Adjustments to reconcile net income to
    net cash provided (used) by operating
    activities:
      Depreciation and amortization                 397       615       870
      Loss (gain) on sale of equipment               25       (77)      (85)
      Equity in earnings from joint
        ventures, net                              (281)     (307)     (272)
      Gain on sale of marketable securities          (5)      (28)       (5)
      Provision for (recovery of) early
        termination, financing leases               (34)      (37)       28
      Provision for (recovery of) losses on
        notes receivable                           --         (27)     --
      Provision for (recovery of) losses on
        accounts receivable                          32        48       (87)
      Settlements                                  --        --        (459)
      Decrease in accounts receivable                 3        42       267
      Decrease in accounts payable and
        accrued expenses                           (243)     (797)   (1,893)
      Decrease (increase) in other assets           (43)      243       (34)
                                                 ------    ------    ------

Net cash provided (used) by operating activities    250     1,039      (150)
                                                 ------    ------    ------

Investing Activities:

  Principal payments, financing leases               34       533     1,132
  Principal payments, notes receivable               15     1,576       613
  Proceeds from sale of equipment                    27       155       213
  Proceeds from sale of marketable securities        11        46         5
  Distributions from joint ventures                 526       662       230
  Purchase of equipment                            --        --        (459)
  Investment in joint ventures                     --        --         (44)
  Property, cable systems and equipment             (48)      (33)     (107)
                                                 ------    ------    ------

Net cash provided by investing activities           565     2,939     1,583
                                                 ------    ------    ------

Financing Activities:

  Payments of principal, notes payable             --        --      (1,720)
  Distributions to partners                      (2,600)   (1,286)   (2,594)
                                                 ------    ------    ------

Net cash used by financing activities            (2,600)   (1,286)   (4,314)
                                                 ------    ------    ------

Increase (decrease) in cash and cash equivalents (1,785)    2,692    (2,881)

Cash and cash equivalents, beginning of period    3,940     1,248     4,129
                                                 ------    ------    ------

Cash and cash equivalents, end of period         $2,155    $3,940    $1,248
                                                 ======    ======    ======

Supplemental Cash Flow Information:

  Cash paid for interest expense                 $ --      $ --      $  123
                                                 ------    ------    ------

                 The accompanying notes are an integral part of
                                these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


Note 1.    Organization and Partnership Matters.

        Phoenix Leasing Income Fund VII, a California limited partnership (the "Partnership"), was formed on October 29, 1981, to invest in capital equipment of various types and to lease such equipment to third parties on either a long-term or short-term basis. Minimum investment requirements were met February 28, 1984, at which time the Partnership commenced operations. The Partnership's termination date is December 31, 1998.

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

        Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the Subsidiary. The Subsidiary pays a management fee equal to four and one-half percent of the System's monthly gross revenue for these services. Management fees paid or due PCMI totaled $26,000 for the year ended December 31, 1996. Revenues subject to a management fee at the Subsidiary level are not subject to management fees at the Partnership level.

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


Note 2.    Summary of Significant Accounting Policies.

        Principles of Consolidation. The 1996, 1995 and 1994 financial statements include the accounts of the Partnership and its wholly-owned subsidiary, Phoenix Cablevision of Oregon, Inc. The Partnership has complete authority in, and responsibility for, the overall management and control of the Subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

           The Partnership's policy is to review periodically the expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews consider, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Although remarketing rental rates are expected to decline in the future with respect to some of the Partnership's rental equipment, such rentals are expected to exceed projected expenses, including depreciation. Should subsequent reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership will revise its depreciation policy and may accelerate depreciation as appropriate. As a result of such review, the Partnership recognized additional depreciation expense of $6,000, $38,000 and $0 ($.02, $.11 and $0 per limited partnership unit) for the years ended December 31, 1996, 1995 and 1994, respectively.

           Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

        Cable Television System Operations. The consolidated statement of operations includes the operating activity of the Subsidiary for the years ended December 31, 1996, 1995 and 1994. The Subsidiary's cable operations consist of a cable system located in the State of Oregon, which currently provides cable television services to approximately 1,751 subscribers out of four headend locations.

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

        Investment in Available-for-Sale Securities. The Partnership has investments in stock and stock warrants in pubic companies that have been determined to be available for sale. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in a separate component of partners' capital.

        Cash and Cash Equivalents. Cash and cash equivalents includes deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days.

        Credit and Collateral. The Partnership's activities have been concentrated in the equipment leasing and financing industry. A credit evaluation is performed by the General Partner for all leases and loans made, with the collateral requirements determined on a case-by-case basis. The Partnership's loans are generally secured by the equipment or assets financed and, in some cases, other collateral of the borrower. In the event of default, the Partnership has the right to foreclose upon the collateral used to secure such loans.

        Non Cash Investing Activities. During the year ended December 31, 1995, the Partnership received a final distribution of marketable securities from one of its investments in equipment joint ventures. The market value of the marketable securities at the distribution date was $9,000 and is included in Other Assets for the year ended December 31, 1995.

        Financial Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. At January 1, 1996, the adoption of Statement No. 121 did not materially impact the Partnership's financial position or results of operations.

        Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Reclassification. Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

Note 3.    Accounts Receivable.

        Accounts receivable consist of the following at December 31:

                                                  1996      1995
                                                 ------    ------
                                              (Amounts in Thousands)

        Lease payments                           $   47    $  104
        Cable system service                         19        13
        Property taxes                                5         3
        General Partner and affiliates             --           3
                                                 ------    ------
                                                     71       123

        Less:  allowance for losses on
                accounts receivable                 (41)      (58)
                                                 ------    ------

           Total                                 $   30    $   65
                                                 ======    ======


Note 4.    Notes Receivable.

        Notes receivable consist of the following at December 31:

                                                          1996      1995
                                                         ------    ------
                                                      (Amounts in Thousands)

        Notes receivable from cable television
         system operators with interest ranging
         from 15% to 21%, per annum, receivable in
         installments ranging from 39 to 96 months
         through January 1996, collateralized by a
         security interest in the cable system
         assets.                                         $  548    $  548

        Notes receivable from security monitoring
         companies with interest at 16% per annum,
         with payments to be taken out of the monthly
         payments received from assigned contracts,
         collateralized by all assets of the borrower.
         At the end of 48 months, the remaining
         balance, if any, is due and payable.               113       128
                                                         ------    ------

                                                            661       676

        Less:  allowance for losses on notes receivable    (359)     (359)
                                                         ------    ------

          Total                                          $  302    $  317
                                                         ======    ======

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

        At December 31, 1996, the recorded investment in notes that are considered to be impaired was $661,000, for which the related allowance for losses is $235,000. The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $623,000.

        At December 31, 1995, the recorded investment in notes that are considered to be impaired was $143,000. Included in this amount is $113,000 of impaired notes for which the related allowance for losses is $11,000 and $30,000 of impaired notes for which there is no allowance. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $537,000.

        During the year ended December 31, 1995, the Partnership received a settlement on one of its notes receivable from a cable television system operator which was considered to be impaired. The Partnership received a partial recovery of $27,000 as a settlement which was applied towards the $41,000 outstanding note receivable balance. The remaining balance of $14,000 was written-off through its related allowance for loan losses. The related allowance for loan losses for this note receivable was provided for in a previous year in an amount equal to the carrying value of the note. Upon receipt of the settlement of this note receivable, the Partnership reduced the allowance for loan losses by $27,000 during the year ended December 31, 1995. This reduction in the allowance for loan losses was recognized as income during the period.

        The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                    1996        1995
                                                  --------    --------
                                                 (Amounts in Thousands)
        Beginning balance                         $    359    $    401
           Provision for (recovery of) losses           -          (27)
           Write downs                                  -          (15)
                                                  --------    --------
        Ending balance                            $    359    $    359
                                                  ========    ========


Note 5.    Equipment on Operating Leases and Investment in Financing Leases.

        Equipment on lease consists primarily of small computer systems, reproduction and telecommunication systems subject to operating leases.

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

        The net investment in financing leases consists of the following at December 31:

                                                   1996       1995
                                                  -------    -------
                                                (Amounts in Thousands)

        Minimum lease payments to be received     $    -     $    35
        Less: unearned income                          -          (1)
              allowance for early terminations         -         (34)
                                                  -------    -------

        Net investment in financing leases        $    -     $    -
                                                  =======    =======

        Minimum rentals (net of executory costs) to be received on noncancelable operating leases for the years ended December 31 are as follows:

                                                             Operating
                                                             ---------
                                                       (Amounts in Thousands)

        1997.........................................         $   25
        1998 and thereafter..........................             -
                                                              ------

        Total                                                 $   25
                                                              ======

        The net book value of equipment held for lease at December 31, 1996 and 1995 amounted to $0 and $7,000, respectively.


Note 6.    Property, Cable Systems and Equipment.

        The cost of property, cable systems and equipment and the related accumulated depreciation consist of the following at December 31:

                                                          1996       1995
                                                         -------    -------
                                                       (Amounts in Thousands)

           Distributions systems                         $   896    $  868
           Headend equipment                                 179       174
           Building                                           63        63
           Land                                               23        23
           Automobiles                                        38        22
                                                         -------    ------
                                                           1,199     1,150
           Less:  accumulated depreciation                  (358)     (238)
                                                         -------    ------

           Net property, cable systems and equipment     $   841    $  912
                                                         =======    ======

        Depreciation expense totaled approximately $119,000 and $114,000 for the years ended December 31, 1996 and December 31, 1995, respectively.


Note 7.    Cable Subscriber Lists and Franchise Rights.

        Cable subscriber lists and franchise rights include the following at December 31:

                                                           1996      1995
                                                         -------    ------
                                                       (Amounts in Thousands)

           Subscriber lists                              $ 1,111    $1,111
           Franchise rights                                  181       181
                                                         -------    ------
                                                           1,292     1,292
           Less:  accumulated amortization                  (512)     (350)
                                                         -------    ------

           Net cable subscriber lists and
            franchise rights                             $   780    $  942
                                                         =======    ======

        Amortization expense totaled approximately $161,000 for the years ended December 31, 1996 and December 31, 1995.

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

        The purpose of the joint ventures is the acquisition and leasing of various types of equipment. During the term of the Partnership, Phoenix Leasing Income Fund VII is participating in the following equipment joint ventures:

                                                              Weighted
        Joint Venture                                   Percentage Interest
        -------------                                   -------------------

        Arroyo Joint Venture XV(2)                             32.47%
        Arroyo Joint Venture XVI(3)                            32.14
        Arroyo Joint Venture XVII(1)                            1.64
        Xerox Graphics Joint Venture(1)                        16.79
        PLI Limited Partnership Fund A(2)                      19.98
        VMX Joint Venture(1)                                   47.55
        Acro Joint Venture, Residential(3)                     31.30
        Leveraged Joint Venture 1987-2                         32.23
        Leveraged Joint Venture 1987-3                         39.60
        Phoenix Leasing POST Joint Venture I(2)                45.00
        Phoenix Joint Venture 1994-1                           19.89

(1) Closed during 1994
(2) Closed during 1995
(3) Closed during 1996

        An analysis of the Partnership's  investment in equipment joint ventures is as follows:
                        Net Investment                                                Net Investment
                         at Beginning                   Equity in                        at End
Date                      of Period      Contributions  Earnings      Distributions     of Period
----                    --------------   -------------  ---------     -------------   --------------
                                                  (Amounts in Thousands)
Year Ended
  December 31, 1994       $    2           $ 910         $  261         $   179           $   994
                          ======           =====         ======         =======           =======

Year Ended
  December 31, 1995       $  994           $   0         $  289         $   632           $   651
                          ======           =====         ======         =======           =======

Year Ended
  December 31, 1996       $  651           $   0         $  272         $   464           $   459
                          ======           =====         ======         =======           =======

        The aggregate combined financial information of the equipment joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS
                                                             December 31,
                                                            1996      1995
                                                           ------    ------
                                                        (Amounts in Thousands)

        Cash and cash equivalents                          $  351    $  545
        Accounts receivable                                 1,311     1,456
        Operating lease equipment                             526     1,021
        Other assets                                          512       691
                                                           ------    ------

           Total Assets                                    $2,700    $3,713
                                                           ======    ======

                        LIABILITIES AND PARTNERS' CAPITAL

        Accounts payable                                      372       454
        Partners' capital                                   2,328     3,259
                                                           ------    ------

           Total Liabilities and Partners' Capital         $2,700    $3,713
                                                           ======    ======

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                              For the Years Ended December 31,
                                                  1996      1995      1994
                                                 ------    ------    ------
                                                    (Amounts in Thousands)

        Rental income                            $1,839    $2,571    $  996
        Gain on sale of equipment                   328       553       207
        Other income                                268       735       296
                                                 ------    ------    ------

           Total Income                           2,435     3,859     1,499
                                                 ------    ------    ------

                                    EXPENSES

        Depreciation                                332       955        82
        Lease related operating expenses            716     1,306       564
        Management fee to the General Partner       104       197        59
        Other expenses                                2       195        27
                                                 ------    ------    ------

           Total Expenses                         1,154     2,653       732
                                                 ------    ------    ------

           Net Income                            $1,281    $1,206    $  767
                                                 ======    ======    ======

        As of December 31, 1996 and 1995, the Partnership's pro rata interest in the equipment joint ventures' net book value of off-lease equipment was $7,000 and $21,000, respectively.

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

        An analysis of the Partnership's  investment  account in financing joint ventures is as follows:
                       Net Investment                                                  Net Investment
                        at Beginning                    Equity in                          at End
Date                     of Period      Contributions   Earnings      Distributions      of Period
----                   --------------   -------------   --------      -------------    --------------
                                           (Amounts in Thousands)
Year Ended
  December 31, 1994       $  47             $0          $    7            $  46            $   8
                          =====             ==          ======            =====            =====

Year Ended
  December 31, 1995       $   8             $0          $   16            $  21            $   3
                          =====             ==          ======            =====            =====

Year Ended
  December 31, 1996       $   3             $0          $    8            $   7            $   4
                          =====             ==          ======            =====            =====

        The aggregate combined financial information of the financing joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                             December 31,
                                                            1996      1995
                                                           ------    ------
                                                        (Amounts in Thousands)

        Cash and cash equivalents                          $   38    $   28
                                                           ------    ------

           Total Assets                                    $   38    $   28
                                                           ======    ======

                        LIABILITIES AND PARTNERS' CAPITAL

        Accounts payable                                   $    4    $    5
        Partners' capital                                      34        23
                                                           ------    ------

           Total Liabilities and Partners' Capital         $   38    $   28
                                                           ======    ======

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                               For the Years Ended December 31,
                                                  1996      1995      1994
                                                 ------    ------    ------
                                                   (Amounts in Thousands)

        Interest income                          $   46    $   73    $   86
        Other income                                 30        77        18
                                                 ------    ------    ------

           Total Income                              76       150       104
                                                 ------    ------    ------

                                    EXPENSES

        Management fee to the General Partner         2         8        19
        Other expenses                               11        19        44
                                                 ------    ------    ------

           Total Expenses                            13        27        63
                                                 ------    ------    ------

           Net Income                            $   63    $  123    $   41
                                                 ======    ======    ======

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

        The joint ventures owned by the Partnership, along with their percentage ownership is as follows:

                                                            Percentage
           Joint Venture                                    Ownership
           -------------                                    ---------

           Phoenix Pacific Northwest J.V.                      5.24%
           Phoenix Concept Cablevision, Inc.                  22.32

        An analysis of the  Partnership's  net  investment in  foreclosed  cable systems joint ventures is as follows:
                       Net Investment                                                 Net Investment
                        at Beginning                   Equity in                          at End
Date                     of Period      Contributions   Earnings     Distributions       of Period
----                   --------------   -------------  ---------     -------------    --------------
                                                (Amounts in Thousands)
Year Ended
  December 31, 1994        $  40            $ 298         $   4           $  5            $ 337
                           =====            =====         =====           ====            =====

Year Ended
  December 31, 1995        $ 337            $   0         $   2           $ 18            $ 321
                           =====            =====         =====           ====            =====

Year Ended
  December 31, 1996        $ 321            $   0         $   1           $ 55            $ 267
                           =====            =====         =====           ====            =====

        The aggregate combined financial information of the foreclosed cable systems joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                              December 31,
                                                            1996      1995
                                                           ------    ------
                                                        (Amounts in Thousands)

        Cash and cash equivalents                          $  140    $  256
        Accounts receivable                                    68        78
        Property, plant and equipment                       1,470     1,625
        Cable subscriber lists and franchise rights            88       116
        Deferred income tax                                   119       118
        Other assets                                           22        22
                                                           ------    ------

           Total Assets                                    $1,907    $2,215
                                                           ======    ======

                        LIABILITIES AND PARTNERS' CAPITAL

        Accounts payable                                   $  265    $  265
        Partners' capital                                   1,642     1,950
                                                           ------    ------

           Total Liabilities and Partners' Capital         $1,907    $2,215
                                                           ======    ======

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                              For the Years Ended December 31,
                                                  1996      1995      1994
                                                 ------    ------    ------
                                                    (Amounts in Thousands)

        Subscriber revenue                       $  856    $  883    $  467
        Other income                                 17         7         2
                                                 ------    ------    ------

           Total Income                             873       890       469
                                                 ------    ------    ------

                                    EXPENSES

        Depreciation and amortization               266       265       112
        Program services                            276       277       147
        General and administrative expenses         259       245       110
        Management fees to an affiliate of the
         General Partner                             38        39        20
        Provision for losses on accounts
         receivable                                   8         8         8
                                                 ------    ------    ------

           Total Expenses                           847       834       397
                                                 ------    ------    ------

        Net Income Before Income Taxes               26        56        72

        Income tax expense                           (4)      (39)      (18)
                                                 ------    ------    ------

           Net Income                            $   22    $   17    $   54
                                                 ======    ======    ======

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

Note 9.    Accounts Payable and Accrued Expenses.

        Accounts payable and accrued expenses consist of the following at December 31:

                                                           1996       1995
                                                         -------    --------
                                                        (Amounts in Thousands)

        Liquidation fees payable to General Partner      $   953    $ 1,173
        Equipment lease operations                           108         97
        Security deposits                                     43         43
        General Partner and affiliates                        52         43
        Other                                                194        237
                                                         -------    -------

           Total                                         $ 1,350    $ 1,593
                                                         =======    =======

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

        The net difference between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31:

                                Reported Amounts     Tax Basis    Net Difference
                                ----------------     ---------    --------------
                                              (Amounts in Thousands)

1996
----

        Assets                    $  4,869           $  5,662       $   (793)
        Liabilities                  1,228                984            244

1995
----

        Assets                    $  7,353           $  8,113       $   (760)
        Liabilities                  1,519              1,074            445

        The Subsidiary is a corporation subject to state and federal tax regulations. The Subsidiary reports to the taxing authority on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes than for income tax purposes, deferred taxes are provided for such differences using the liability method. The subsidiary was formed in July 1993.

        The Subsidiary's income tax benefit includes the following components for the years ended December 31:

                                                        1996      1995
                                                       ------    ------
                                                    (Amounts in Thousands)

           Current tax benefit                         $   13    $    4
           Deferred tax asset related to
             future taxable income, net                    30        44
                                                       ------    ------
               Income tax benefit, net                 $   43    $   48
                                                       ======    ======

        The income tax benefit differed from the statutory federal rate because of the following:

                                                        1996      1995
                                                       ------    ------
                                                    (Amounts in Thousands)

           Federal income tax benefit, based on
             statutory federal income tax rate of 34% $ 39 $ 43 State income tax benefit, net of
             federal provision                              4         5
                                                       ------    ------
               Total Income tax benefit                $   43    $   48
                                                       ======    ======

        The Subsidiary's net deferred tax asset as of December 31, resulted from the following temporary differences:

                                                        1996      1995
                                                       ------    ------
                                                    (Amounts in Thousands)

           Depreciation and amortization               $   93    $   64
           Bad debt expense                                 7         5
           Net operating loss carryforward                 36        24
                                                       ------    ------
               Subtotal                                   136        93
           Valuation allowance                            (10)      (10)
                                                       ------    ------
           Deferred tax asset                          $  126    $   83
                                                       ======    ======

        The Partnership has provided a valuation allowance for the deferred tax asset of $10,000 as of December 31, 1996 and 1995 based on the General Partner's evaluation of the likelihood that such benefit will ultimately be realized.

        As of December 31, 1996 and 1995, the Subsidiary's net operating loss carryforward of $36,372 and $61,850, respectively, for federal and state tax reporting purposes expires December 31, 2011 and December 31, 2010, respectively.


Note 12.   Related Entities.

        The General Partner serves in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.

        The General Partner incurs certain expenses, such as data processing, equipment storage and equipment remarketing costs, for which it is reimbursed by the Partnership. Equipment remarketing costs are incurred as the General Partner remarkets certain equipment on behalf of the Partnership. These expenses incurred by the General Partner are reimbursed at the lower of the actual costs or an amount equal to 90% of the fair market value for such services. The equipment remarketing costs reimbursed to the General Partner were $3,000, $5,000 and $24,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Note 13.   Net Income (Loss) and Distributions per Limited Partnership Unit.

        Net income and distributions per limited partnership unit were based on the limited partner's share of consolidated net income and distributions, and the weighted average number of units outstanding of 345,974 for the years ended December 31, 1996, 1995 and 1994. For purposes of allocating consolidated income
(loss) and distributions to each individual limited partner, the Partnership allocates consolidated net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the Partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of consolidated net income (loss) and distributions per limited partnership unit is not indicative of per unit consolidated income
(loss) and distributions due to reinvestments through the Capital Accumulation Plan.


Note 14.   Business Segments.

        The Consolidated Partnership currently operates in two business segments: the equipment leasing and financing industry and the cable TV industry. Information about the Consolidated Partnership's operations in these two segments are as follows:

                                                   1996      1995      1994
                                                 -------   -------   -------
                                                    (Amounts in Thousands)
Total Revenues
    Equipment leasing and financing              $   861   $ 2,238   $ 2,757
    Cable TV operations                              483       470       572
                                                 -------   -------   -------
        Total                                    $ 1,344   $ 2,708   $ 3,329
                                                 =======   =======   =======

Net Income (Loss)
    Equipment leasing and financing              $   469   $ 1,443   $ 1,576
    Cable TV operations                              (70)      (79)      (56)
                                                 -------   -------   -------
        Total                                    $   399   $ 1,364   $ 1,520
                                                 =======   =======   =======

Identifiable Assets
    Equipment leasing and financing              $ 3,121   $ 5,270   $ 5,608
    Cable TV operations                            1,870     2,157     2,538
                                                 -------   -------   -------
        Total                                    $ 4,991   $ 7,427   $ 8,146
                                                 =======   =======   =======

Depreciation and Amortization Expense
    Equipment leasing and financing              $   116   $   340   $   597
    Cable TV operations                              281       275       273
                                                 -------   -------   -------
        Total                                    $   397   $   615   $   870
                                                 =======   =======   =======

Capital Expenditures
    Equipment leasing and financing              $  --     $  --     $   459
    Cable TV operations                               48        33       107
                                                 -------   -------   -------
        Total                                    $    48   $    33   $   566
                                                 =======   =======   =======


Note 15.   Subsequent Events.

    In January 1997, cash distributions of $1,307,000 were made to the Limited Partners.


Note 16.   Fair Value of Financial Instruments.

    The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

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

Securities, Available-for-Sale
The fair values of investments in securities available-for-sale are estimated based on quoted market prices.

    The estimated fair values of the Partnership's financial instruments are as follows at December 31:

                                               Carrying
                                                Amount       Fair Value
                                               --------      ----------
                                                (Amounts in Thousands)
1996
----

        Assets
           Cash and cash equivalents            $ 2,155        $ 2,155
           Securities, available-for-sale            16             16
           Notes receivable                         302            427

1995
----

        Assets
           Cash and cash equivalents            $ 3,940        $ 3,940
           Securities, available-for-sale            14             14
           Notes receivable                         317            959

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

    GUS CONSTANTIN, age 59, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

    PARITOSH K. CHOKSI, age 43, is Senior Vice President, Chief Financial Officer, Treasurer and a Director of PLI. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

    GARY W. MARTINEZ, age 46, is Senior Vice President and a Director of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

    BRYANT J. TONG, age 42, is Senior Vice President, Financial Operations of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

    CYNTHIA E. PARKS, age 41, is Vice President, General Counsel and Assistant Secretary of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a Bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

    Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

    Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

        Phoenix Leasing American Business Fund, L.P.

        Phoenix Leasing Cash Distribution Fund V, L.P.
        Phoenix Income Fund, L.P.
        Phoenix Leasing Cash Distribution Fund IV
        Phoenix High Tech/High Yield Fund
        Phoenix Leasing Cash Distribution Fund III
        Phoenix Leasing Cash Distribution Fund II
        Phoenix Leasing Income Fund VI
        Phoenix Leasing Growth Fund 1982 and
        Phoenix Leasing Income Fund 1977


Item 11.   Executive Compensation.

        Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner.

        (A)                 (B)                              (C)                            (D)
                                                      Cash and cash-                 Aggregate of
Name of Individual      Capacities in                 equivalent forms               contingent forms
or persons in group     which served                  of remuneration                of remuneration
-------------------     -------------     --------------------------------------     ----------------
                                                (C1)                   (C2)
                                                                Securities or property
                                    Salaries, fees, directors'  insurance benefits or
                                    fees, commissions, and      reimbursement, personal
                                    bonuses                     benefits
                                    -------------------------   -----------------------
                                                    (Amounts in Thousands)
Phoenix Leasing
  Incorporated          General Partner       $    31(1)                $ 0                  $ 0

Phoenix Cable           Manager
 Management, Inc.                                  26(1)                  0                    0
                                              --------                  ----                 ----

                                              $    57                   $ 0                  $ 0
                                              ========                  ====                 ====

(1)  consists of management fees.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

        (a)No  person  owns of  record,  or is  known by the  Registrant  to own
           beneficially,   more  than  five  percent  of  any  class  of  voting
           securities of the Registrant.

        (b)The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:

     (1)                                  (2)                         (3)
Title of Class                 Amount Beneficially Owned       Percent of Class
--------------                 -------------------------       ----------------

General Partner Interest       Represents a 15% interest              100%
                               in the Registrant's profits
                               and distributions

Limited Partner Interest       4 units                                  -


Item 13.   Certain Relationships and Related Transactions.

        None.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                       Page No.
                                                                       --------
(a)     1. Financial Statements:

           Report of Independent Public Accountants                       11
           Consolidated Balance Sheets as of December 31,
             1996 and 1995                                                12
           Consolidated Statements of Operations for the years
             ended December 31, 1996, 1995 and 1994                       13
           Consolidated Statements of Partners' Capital for the
             years ended December 31, 1996, 1995 and 1994                 14
           Consolidated Statements of Cash Flows for the years
             ended December 31, 1996, 1995 and 1994                       15
           Notes to the Consolidated Financial Statements              16-30

        2. Financial Statement Schedules:

           Schedule II - Valuation and Qualifying Accounts and Reserves   35

        All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed for the quarter ended December 31, 1996.

(c)     Exhibits:

        21. Additional Exhibits.

            a) Listing of all Subsidiaries of the Registrant:

               Phoenix Cablevision of Oregon, Inc., a Nevada corporation and wholly owned subsidiary

            b) Financial Statements for Significant Subsidiaries:

               Phoenix Joint Venture 1994-1                         E21 1-10

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


        Date:  March 25, 1997            By:   /S/  GUS CONSTANTIN
               --------------                  -------------------------
                                               Gus Constantin, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                    Title                          Date
         ---------                    -----                          ----


/S/ GUS CONSTANTIN     President, Chief Executive Officer and a   March 25, 1997
---------------------- Director of Phoenix Leasing Incorporated   --------------
(Gus Constantin)       General Partner


/S/ PARITOSH K. CHOKSI Chief Financial Officer,                   March 25, 1997
---------------------- Senior Vice President,                     --------------
(Paritosh K. Choksi)   Treasurer and a Director of
                       Phoenix Leasing Incorporated
                       General Partner


/S/ BRYANT J. TONG     Senior Vice President,                     March 25, 1997
---------------------- Financial Operations of                    --------------
(Bryant J. Tong)       (Principal Accounting Officer)
                       Phoenix Leasing Incorporated
                       General Partner


/S/ GARY W. MARTINEZ   Senior Vice President and a Director of    March 25, 1997
---------------------- Phoenix Leasing Incorporated               --------------
(Gary W. Martinez)     General Partner


/S/ MICHAEL K. ULYATT  Partnership Controller of                  March 25, 1997
---------------------- Phoenix Leasing Incorporated               --------------
(Michael K. Ulyatt)    General Partner

                                                                                               Page 35 of 35


                                   PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY

                                                     SCHEDULE II
                                               (Amounts in Thousands)



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


           COLUMN A                COLUMN B         COLUMN C        COLUMN D          COLUMN E          COLUMN F
        Classification            Balance at       Charged to      Charged to        Deductions        Balance at
                                 Beginning of       Expense          Revenue                             End of
                                    Period                                                               Period
------------------------------  --------------- ----------------  -------------  ------------------- --------------

Year ended December 31, 1994
  Allowance for losses on accounts
    receivable                       $  373          $    6           $ 92            $  155            $  132
  Allowance for early termination
    of financing leases                 129              28              0                86                71
  Allowance for losses on notes
    receivable                          401               0              0                 0               401
                                     ------          ------           ----            ------            ------

    Totals                           $  903          $   34           $ 92            $  241            $  604
                                     ======          ======           ====            ======            ======


Year ended December 31, 1995
  Allowance for losses on accounts
    receivable                       $  132          $   48           $  0            $  122            $   58
  Allowance for early termination
    of financing leases                  71               0             37                 0                34
  Allowance for losses on notes
    receivable                          401               0             27                15               359
                                     ------          ------           ----            ------            ------

    Totals                           $  604          $   48           $ 64            $  137            $  451
                                     ======          ======           ====            ======            ======


Year ended December 31, 1996
  Allowance for losses on accounts
    receivable                       $   58          $   32           $  0           $   49             $   41
  Allowance for early termination
    of financing leases                  34               0             34                0                  0
  Allowance for losses on notes
    receivable                          359               0              0                0                359
                                     ------          ------           ----           ------             ------

    Totals                           $  451          $   32           $ 34           $   49             $  400
                                     ======          ======           ====           ======             ======