Form 10QSB
period 1997-03-31
PHOENIX LEASING INCOME FUND VII
filed 1997-05-14
CIK 732676

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

   __X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

   _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.



                         Commission File Number 0-12593
                                                -------


                         PHOENIX LEASING INCOME FUND VII
--------------------------------------------------------------------------------
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

                               Yes __X__ No _____

345,974 Units of Limited Partnership Interest were outstanding as of March 31, 1997.

Transitional small business disclosure format:

                               Yes __X__ No _____

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                        March 31,  December 31,
ASSETS                                                    1997         1996
                                                         ------       ------

Cash and cash equivalents                                $  980       $2,155

Accounts receivable (net of allowance for
  losses on accounts receivable of $41 at
  March 31, 1997 and December 31, 1996,
  respectively)                                              57           30

Notes receivable (net of allowance for losses
  on notes receivable of $359 at March 31, 1997
  and December 31, 1996)                                    302          302

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $1,308 and
  $1,316 at March 31, 1997 and December 31, 1996,
  respectively)                                               1            2

Property, cable systems and equipment (net of
  accumulated depreciation of $389 and $358 at
  March 31, 1997 and December 31, 1996,
  respectively)                                             833          841

Cable subscriber lists and franchise rights (net
  of accumulated amortization of $552 and $512 at
  March 31, 1997 and December 31, 1996, respectively)       740          780

Investment in joint ventures                                644          730

Other assets                                                160          151
                                                         ------       ------

    Total Assets                                         $3,717       $4,991
                                                         ======       ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable and accrued expenses                  $1,324       $1,350
                                                         ------       ------

    Total Liabilities                                     1,324        1,350
                                                         ------       ------

Partners' Capital

  General Partner                                           331          322

  Limited Partners, 480,000 units authorized,
    366,432 units issued and 345,974 units
    outstanding at March 31, 1997 and December
    31, 1996                                              2,058        3,312

  Unrealized gains on available-for-sale securities           4            7
                                                         ------       ------

    Total Partners' Capital                               2,393        3,641
                                                         ------       ------

    Total Liabilities and Partners' Capital              $3,717       $4,991
                                                         ======       ======


        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                          1997       1996
                                                         ------     ------
INCOME

  Rental income                                          $   73     $  118
  Equity in earnings from joint ventures, net                32         49
  Interest income, notes receivable                          18       --
  Cable subscriber revenue                                  146        146
  Other income                                               15         39
                                                         ------     ------

    Total Income                                            284        352
                                                         ------     ------

EXPENSES

  Depreciation and amortization                              72        134
  Lease related operating expenses                            1          6
  Program service, cable system                              41         35
  Management fees to General Partner                         13         16
  Provision for (recovery of) losses on receivables        --          (16)
  General and administrative expenses                        99         95
                                                         ------     ------

    Total Expenses                                          226        270
                                                         ------     ------

Net income before income taxes                               58         82
Income tax benefit (expense)                                  3         (1)
                                                         ------     ------

NET INCOME                                               $   61     $   81
                                                         ======     ======



NET INCOME PER LIMITED PARTNERSHIP UNIT                  $  .15     $  .20
                                                         ======     ======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT               $ 3.78     $ 3.78
                                                         ======     ======

ALLOCATION OF NET INCOME:
  General Partner                                        $    9     $   12
  Limited Partners                                           52         69
                                                         ------     ------

                                                         $   61     $   81
                                                         ======     ======


        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                       Three Months Ended
                                                             March 31,
                                                         1997        1996
                                                       -------     -------
Operating Activities:
  Net income                                           $    61     $    81

    Adjustments to reconcile net income to
      net cash provided (used) by operating
      activities:
        Depreciation and amortization                       72         134
        Gain on sale of equipment                           (1)         (5)
        Equity in earnings from joint ventures, net        (32)        (49)
        Provision for (recovery of) early
         termination, financing leases                    --           (17)
        Provision for losses on accounts receivable       --             1
        Decrease (increase) in accounts receivable         (27)          4
        Decrease in accounts payable and accrued
         expenses                                          (26)       (156)
        Decrease (increase) in deferred income
         tax asset                                          (3)          1
        Increase in other assets                            (8)         (1)
                                                       -------     -------

Net cash provided (used) by operating activities            36          (7)
                                                       -------     -------

Investing Activities:
  Principal payments, financing leases                    --            17
  Principal payments, notes receivable                    --             9
  Proceeds from sale of equipment                            1           5
  Distributions from joint ventures                        118         126
  Property, plant and equipment, cable systems             (23)        (12)
                                                       -------     -------

Net cash provided by investing activities                   96         145
                                                       -------     -------

Financing Activities:
  Distributions to partners                             (1,307)     (1,307)
                                                       -------     -------

Net cash used by financing activities                   (1,307)     (1,307)
                                                       -------     -------

Decrease in cash and cash equivalents                   (1,175)     (1,169)

Cash and cash equivalents, beginning of period           2,155       3,940
                                                       -------     -------

Cash and cash equivalents, end of period               $   980     $ 2,771
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

Note 2.    Reclassification.

        Reclassification - Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

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

Note 4.    Notes Receivable.

        Impaired Notes Receivable. At March 31, 1997 the recorded investment in notes that are considered to be impaired was $662,000, for which the related allowance for losses is $235,000. At March 31, 1996 the recorded investment in notes that are considered to be impaired was $613,000. Included in this amount is $113,000 of impaired notes for which the related allowance for losses is $11,000 and $500,000 of impaired notes for which there is no allowance. The average recorded investment in impaired loans during the three months ended March 31, 1997 and 1996 was approximately $662,000 and $613,000, respectively.

        The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                                  1997           1996
                                                 -----           ----
                                                (Amounts In Thousands)
        Beginning balance                        $ 359          $ 359
           Provision for losses                    -               -
           Write downs                             -               -
                                                 -----          -----
        Ending balance                           $ 359          $ 359
                                                 =====          =====

Note 5.    Net Income (Loss) and Distributions per Limited Partnership Unit.

      Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 345,974 for the three months ended March 31, 1997 and 1996. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income
(loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 6.    Investment in Joint Ventures.

Equipment Joint Venture

        The aggregate financial information of the equipment joint venture is presented below:

                                                      March 31, December 31,
                                                        1997       1996
                                                       ------     ------
                                                      (Amounts in Thousands)

      Assets                                           $2,429     $2,700
      Liabilities                                         333        372
      Partners' Capital                                 2,096      2,328

                                                       Three Months Ended
                                                            March 31,
                                                        1997       1996
                                                       ------     ------
                                                      (Amounts in Thousands)

      Revenue                                          $  486     $  563
      Expenses                                            209        333
      Net Income                                          277        230

Financing Joint Ventures

        The aggregate financial information of the financing joint venture is presented below:

                                                      March 31, December 31,
                                                        1997       1996
                                                       ------     ------
                                                     (Amounts in Thousands)

      Assets                                           $   34     $   44
      Liabilities                                          11         10
      Partners' Capital                                    23         34

                                                      Three Months Ended
                                                           March 31,
                                                        1997       1996
                                                       ------     ------
                                                     (Amounts in Thousands)

      Revenue                                          $   14     $   19
      Expenses                                              3          4
      Net Income                                           11         15


Foreclosed Cable Systems Joint Venture

        The aggregate financial information of the financing joint venture is presented below:

                                                      March 31, December 31,
                                                        1997       1996
                                                       ------     ------
                                                     (Amounts in Thousands)

      Assets                                          $ 1,637    $ 1,635
      Liabilities                                         288        265
      Partners' Capital                                 1,349      1,370

                                                      Three Months Ended
                                                           March 31,
                                                        1997       1996
                                                      -------    -------
                                                     (Amounts in Thousands)

      Revenue                                         $  210     $   205
      Expenses                                           223         215
      Net Loss                                           (13)        (10)

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Phoenix Leasing Income Fund VII and Subsidiary (the Partnership) reported net income of $61,000 during the three months ended March 31, 1997, as compared to net income of $81,000 during the same period in the preceding year.

        Total revenues decreased by $68,000 for the three months ended March 31, 1997, as compared to the previous year. This decrease is primarily the result of a $45,000 decline in rental income, a $17,000 decline in earnings from joint ventures, which will be discussed under "Joint Ventures", offset by a $18,000 increase in interest income from notes receivable. The decrease in rental income and depreciation expense with respect to the Partnership's leasing activities, is the result of an overall reduction in the size of the equipment portfolio due to ongoing sales. The aggregate original cost of equipment owned directly by the Partnership is $2.1 million at March 31, 1997, as compared to $4.4 million at March 31, 1996.

        The increase in interest income from notes receivable of $18,000 for the three months ended March 31, 1997, compared to the same period in the prior year, is due to the Partnership receiving a disbursement of proceeds which were held in escrow for a note receivable which was paid off in 1995. In 1995, a portion of the proceeds from the payoff of this notes receivable was placed into escrow to cover unanticipated liabilities which may have arisen after the payoff.

        Total expenses for the three months ended March 31, 1997 decreased by $44,000, as compared to the same period in 1996. The decline is attributable to decreases in depreciation and amortization expense of $62,000, lease related operating expenses of $5,000 and management fees to the General Partner of $3,000. Lease related operating expenses, like rental income, is expected to decline as a result of the ongoing sale of the equipment portfolio. Management fees are also affected by the liquidation of the equipment portfolio. As the equipment portfolio is liquidated, gross revenues decline causing management fees to be reduced.

        The decrease in total expenses for the period ended March 31, 1997, was offset by the absence of a provision for losses on receivables as compared to an adjustment to the allowance for losses on receivables of $16,000 for the three months ended March 31, 1996. This is a result of a portion of an allowance for early terminations of finance leases being reversed and being recognized as income at March 31, 1996.

        Because Phoenix Leasing Income Fund VII is in its liquidation stage, it is not expected that the Partnership will acquire any additional equipment for its leasing activities. As a result, revenues from leasing activities are expected to continue to decline as the portfolio is liquidated and the remaining equipment is released at lower rental rates.

Cable System

        The Partnership acquired a cable system in satisfaction of a defaulted note receivable held by the Partnership. The Partnership assumed ownership of this cable system on October 28, 1993. The Partnership reported cable subscriber revenues of $146,000 and program services expense of $41,000 during the three months ended March 31, 1997, as compared to cable subscriber revenues of $146,000 and program services expense of $35,000 during the same period in 1996. Both cable subscriber revenue and program services expense remained relatively the same for the three months ended March 31, 1997 compared to 1996.

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

        The decrease in earnings from equipment joint ventures of $17,000 for the three months ended March 31, 1997, as compared to the same period in 1996, is the result of the closure of several equipment joint ventures during the fourth quarter of 1996.

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

        During the three months ended March 31, 1997, the net cash provided by leasing, financing and cable television activities was $36,000, compared to $19,000 for the same period in the prior year. The net increase in cash generated is due to a decrease in payments on accounts payable.

        Distributions from joint ventures has become one of the primary sources of cash generated by the Partnership. Distributions from joint ventures decreased slightly for the three months ended March 31, 1997 compared to the same period in the prior year. The Partnership received distributions from joint ventures of $118,000 for the three months ended March 31, 1997, compared to $126,000 for the same period in 1996.

        As of March 31, 1997, the Partnership owned equipment held for lease with a purchase price of $959,000 and a net book value of $0 compared to $1,847,000 and $34,000, respectively at March 31, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

        The Limited Partners received distributions of $1,307,000 for the three months ended March 31, 1997 and 1996. As a result, the cumulative cash distributions to the Limited Partners are $83,887,000 and $81,288,000 at March

31,  1997  and  1996,   respectively.   The  General  Partner  did  not  receive
distributions during the three months ended March 31, 1997 and 1996.

        As the Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, it is expected that the cash generated from leasing operations will also decline. Due to the decrease in cash generated by leasing and financing activities, the Partnership is no longer making quarterly distributions to partners. Distributions are being made semi-annually in January and July. The Partnership will reach the end of its term on December 31, 1998.

        Cash on hand and cash generated from cable television, equipment leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Consolidated Partnership's ongoing operational expenses.

                         PHOENIX LEASING INCOME FUND VII

                                 March 31, 1997

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


                                            PHOENIX LEASING INCOME FUND VII
                                            -------------------------------
                                                      (Registrant)

     Date                        Title                         Signature
     ----                        -----                         ---------


  May 13, 1997         Chief Financial Officer,          /S/ PARITOSH K. CHOKSI
-----------------      Senior Vice President,            ----------------------
                       Treasurer and a Director of       (Paritosh K. Choksi)
                       Phoenix Leasing Incorporated
                       General Partner


  May 13, 1997         Senior Vice President,            /S/ BRYANT J. TONG
-----------------      Financial Operations of           ----------------------
                       (Principal Accounting Officer)    (Bryant J. Tong)
                       Phoenix Leasing Incorporated
                       General Partner


  May 13, 1997         Senior Vice President             /S/ GARY W. MARTINEZ
-----------------      and a Director of                 ----------------------
                       Phoenix Leasing Incorporated      (Gary W. Martinez)
                       General Partner


  May 13, 1997         Partnership Controller of         /S/ MICHAEL K. ULYATT
-----------------      Phoenix Leasing Incorporated      ----------------------
                       General Partner                   (Michael K. Ulyatt)