Form 10QSB
period 1997-06-30
PHOENIX LEASING INCOME FUND VII
filed 1997-08-13
CIK 732676

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.



                         Commission File Number 0-12593
                                                -------


                         PHOENIX LEASING INCOME FUND VII
--------------------------------------------------------------------------------
                                   Registrant

        California                                         68-0001202
----------------------------                  ----------------------------------
   State of Jurisdiction                      I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                    94901-5527
--------------------------------------------------------------------------------
   Address of Principal Executive Offices                         Zip Code

       Registrant's telephone number, including area code: (415) 485-4500
                                                          ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

345,974 Units of Limited Partnership Interest were outstanding as of June 30, 1997.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          Item 1. Financial Statements
                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      June 30,  December 31,
ASSETS                                                  1997       1996
                                                       ------     ------

Cash and cash equivalents                              $1,133     $2,155

Accounts receivable (net of allowance for
  losses on accounts receivable of $41 at June
  30, 1997 and December 31, 1996, respectively)            37         30

Notes receivable (net of allowance for losses on
  notes receivable of $359 at June 30, 1997 and
  December 31, 1996)                                      302        302

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $1,295 and
  $1,316 at June 30, 1997 and December 31, 1996,
  respectively)                                          --            2

Property, cable systems and equipment (net of
  accumulated depreciation of $420 and $358 at
  June 30, 1997 and December 31, 1996,
  respectively)                                           806        841

Cable subscriber lists and franchise rights (net
  of accumulated amortization of $592 and $512
  at June 30, 1997 and December 31, 1996,
  respectively)                                           700        780

Investment in joint ventures                              635        730

Other assets                                              165        151
                                                       ------     ------

    Total Assets                                       $3,778     $4,991
                                                       ======     ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable and accrued expenses                $  379     $  397

  Liquidation fees payable to General Partner             953        953
                                                       ------     ------

    Total Liabilities                                   1,332      1,350
                                                       ------     ------

Partners' Capital

  General Partner                                         338        322

  Limited Partners, 480,000 units authorized,
    366,432 units issued and 345,974 units
    outstanding at June 30, 1997 and December
    31, 1996                                            2,101      3,312

  Unrealized gains on available-for-sale
   securities                                               7          7
                                                       ------     ------

    Total Partners' Capital                             2,446      3,641
                                                       ------     ------

    Total Liabilities and Partners' Capital            $3,778     $4,991
                                                       ======     ======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                        Three Months Ended    Six Months Ended
                                              June 30,            June 30,
                                           1997      1996      1997      1996
                                          -----     -----     -----     -----
INCOME

  Rental income                           $   7     $  66     $  81     $ 183
  Cable subscriber revenues                 154       147       300       293
  Equity in earnings from
   joint ventures, net                       75        84       107       133
  Interest income, notes receivable        --        --          18      --
  Other income                               21        57        35        97
                                          -----     -----     -----     -----

    Total Income                            257       354       541       706
                                          -----     -----     -----     -----

EXPENSES

  Depreciation and amortization              72       114       144       248
  Lease related operating expenses         --           7         2        13
  Program service, cable system              39        37        80        72
  Management fees to General Partner          9        17        21        33
  Provision for (recovery of) losses
   on receivables                             2       (16)        3       (31)
  General and administrative expenses        84       109       182       203
                                          -----     -----     -----     -----

    Total Expenses                          206       268       432       538
                                          -----     -----     -----     -----

Net income before income taxes               51        86       109       168
Income tax benefit (expense)               --        --           3        (1)
                                          -----     -----     -----     -----

NET INCOME                                $  51     $  86     $ 112     $ 167
                                          =====     =====     =====     =====



NET INCOME PER LIMITED
  PARTNERSHIP UNIT                        $ .12     $ .21     $ .27     $ .41
                                          =====     =====     =====     =====

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                        $--       $--       $3.78     $3.78
                                          =====     =====     =====     =====

ALLOCATION OF NET INCOME:
  General Partner                         $   8     $  13     $  17     $  25
  Limited Partners                           43        73        95       142
                                          -----     -----     -----     -----

                                          $  51     $  86     $ 112     $ 167
                                          =====     =====     =====     =====

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                           Six Months Ended
                                                                June 30,
                                                             1997      1996
                                                           -------   -------
Operating Activities:
  Net income                                               $   112   $   167

    Adjustments to reconcile net income to
      net cash provided by operating
      activities:
        Depreciation and amortization                          144       248
        Gain (loss) on sale of equipment                        (2)       28
        Equity in earnings from joint ventures, net           (107)     (133)
        Provision for (recovery of) early
         termination, financing leases                        --         (34)
        Provision for losses on accounts receivable              3         3
        Gain on sale of marketable securities                 --          (5)
        Increase in accounts receivable                        (10)      (13)
        Decrease in accounts payable and
         accrued expenses                                      (18)     (221)
        Decrease (increase) in deferred income tax asset        (2)        1
        Increase in other assets                               (12)       (1)
                                                           -------   -------

Net cash provided by operating activities                      108        40
                                                           -------   -------

Investing Activities:
  Principal payments, financing leases                        --          34
  Principal payments, notes receivable                        --          13
  Proceeds from sale of equipment                                2        21
  Proceeds from sale of securities                            --          11
  Distributions from joint ventures                            202       262
  Property, cable systems and equipment                        (27)      (33)
                                                           -------   -------

Net cash provided by investing activities                      177       308
                                                           -------   -------

Financing Activities:
  Distributions to partners                                 (1,307)   (1,307)
                                                           -------   -------

Net cash used by financing activities                       (1,307)   (1,307)
                                                           -------   -------

Decrease in cash and cash equivalents                       (1,022)     (959)

Cash and cash equivalents, beginning of period               2,155     3,940
                                                           -------   -------

Cash and cash equivalents, end of period                   $ 1,133   $ 2,981
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

Note 4.    Notes Receivable.

        Impaired Notes Receivable. At June 30, 1997 the recorded investment in notes that are considered to be impaired was $661,000, for which the related allowance for losses is $235,000. The average recorded investment in impaired loans during the six months ended June 30, 1997 was approximately $661,000.

        At June 30, 1996, the recorded investment in notes that are considered to be impaired was $609,000. Included in this amount was $496,000 of impaired notes for which the related allowance for losses is $11,000 and $113,000 of impaired notes for which there is no allowance. The average recorded investment in impaired loans during the six months ended June 30, 1996 was approximately $611,000.

        The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                                 1997             1996
                                                 ----             ----
                                                 (Amounts In Thousands)
        Beginning balance                       $ 359            $ 359
           Provision for losses                    -                -
           Write downs                             -                -
                                                -----            -----
        Ending balance                          $ 359            $ 359
                                                =====            =====

Note 5.    Net Income (Loss) and Distributions per Limited Partnership Unit.

      Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 345,974 for the six months ended June 30, 1997 and 1996. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income
(loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 6.    Investment in Joint Ventures.

Equipment Joint Venture

        The aggregate financial information of the equipment joint venture is presented below:

                                             June 30,   December 31,
                                               1997         1996
                                               ----         ----
                                             (Amounts in Thousands)

        Assets                               $2,304       $2,700
        Liabilities                             425          372
        Partners' Capital                     1,879        2,328

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                     1997      1996         1997       1996
                                     ----      ----         ----       ----
                                            (Amounts in Thousands)

        Revenue                     $ 466     $ 685        $ 952     $1,248
        Expenses                      252       303          461        636
        Net Income                    214       382          491        612


Financing Joint Ventures

        The aggregate financial information of the financing joint venture is presented below:


                                             June 30,    December 31,
                                               1997         1996
                                               ----         ----
                                            (Amounts in Thousands)

        Assets                                $  32        $  44
        Liabilities                              11           10
        Partners' Capital                        21           34

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                     1997      1996         1997       1996
                                     ----      ----         ----       ----
                                            (Amounts in Thousands)

        Revenue                     $   6     $  22        $  20     $   42
        Expenses                        2         3            5          8
        Net Income                      4        19           15         34

Foreclosed Cable Systems Joint Venture

        The aggregate financial information of the financing joint venture is presented below:


                                             June 30,    December 31,
                                               1997         1996
                                               ----         ----
                                            (Amounts in Thousands)

        Assets                              $ 1,673      $ 1,635
        Liabilities                             323          265
        Partners' Capital                     1,350        1,370

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                     1997      1996         1997       1996
                                     ----      ----         ----       ----
                                            (Amounts in Thousands)

        Revenue                     $ 225   $   226      $   436     $  432
        Expenses                      225       216          448        432
        Net Income (Loss)              -         10          (12)        -

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Phoenix Leasing Income Fund VII and Subsidiary (the Partnership) reported net income of $51,000 and $112,000 during the three and six months ended June 30, 1997, respectively, as compared to net income of $86,000 and $167,000 during the same periods in the preceding year. The decrease in net income for the three and six months ended June 30 1997, as compared to the prior year, is attributable to a decline in total revenues that exceeded the decline in total expenses.

        Total revenues decreased by $97,000 and $165,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in the previous year. This decrease is primarily the result of a decrease in rental income and other income. The decline in rental income of $59,000 and $102,000 for the three and six months ended June 30, 1997, respectively, compared to the same periods in the prior year, as well as the decrease in depreciation expense, is the result of an overall reduction in the size of the equipment portfolio due to ongoing sales. The aggregate original cost of equipment owned directly by the Partnership is $2.1 million at June 30, 1997, as compared to $3.1 million at June 30, 1996.

        The decrease in other income of $36,000 and $62,000 for the three and six months ended June 30, 1997, respectively, compared to the same periods in the prior year, also contributed to the reduction in total revenues. The decline in other income is a result of a decrease in interest income generated from the Partnership's cash account. This decrease is due to a reduction in the amount of cash held at June 30, 1997 compared to the prior year.

        The decrease in total revenues as a result of a decline in rental income and other income is partially offset by an increase in interest income from notes receivable of $18,000 for the six months ended June 30, 1997, compared to the same period in the prior year. This is due to the Partnership receiving a disbursement of proceeds during 1997 which were held in escrow for a note receivable which was paid off in 1995. In 1995, a portion of the proceeds from the payoff of this notes receivable was placed into escrow to cover liabilities which may have arisen after the payoff.

        Total expenses for the three and six months ended June 30, 1997 decreased by $62,000 and $106,000, respectively, as compared to the same periods in 1996. The decline in total expenses is primarily attributable to decreases in depreciation and amortization expense of $42,000 and $104,000 for the three and six months ended June 30, 1997, respectively, compared to the same periods in the previous year. The decrease in depreciation expense, with respect to the Partnership's leasing activities, as discussed previously, is a result of the declining equipment portfolio.

        Another factor contributing to the decrease in total expenses is the decline in general and administrative expenses of $25,000 and $21,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The decrease in general and administrative expenses is a result of a decline in legal fees incurred during the three and six months ended June 30, 1997, compared to the same periods in 1996.

        Partially offsetting the decrease in depreciation and amortization, as well as, the decrease in general and administrative expenses is an increase in provision for losses on receivables of $18,000 and $34,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in the prior year. During the three and six months ended June 30, 1996, the Partnership made an adjustment to the allowance for losses on receivables of $16,000 and $31,000, respectively. This was a result of a portion of an allowance for early terminations of finance leases being recovered and recognized as income at June 30, 1996.

        Because Phoenix Leasing Income Fund VII is in its liquidation stage, it is not expected that the Partnership will acquire any additional equipment for its leasing activities. As a result, revenues from leasing activities are expected to continue to decline as the portfolio is liquidated and the remaining equipment is released at lower rental rates.

Cable System

        The Partnership acquired a cable system in satisfaction of a defaulted note receivable held by the Partnership. The Partnership assumed ownership of this cable system on October 28, 1993. The Partnership reported cable subscriber revenues of $154,000 and $300,000 for the three and six months ended June 30, 1997, respectively, and program services expense of $39,000 and $80,000 for the same periods in 1997, as compared to cable subscriber revenues of $147,000 and $293,000 for the three and six months ended June 30, 1996, respectively, and program services expense of $37,000 and $72,000 during the same periods in 1996. Both cable subscriber revenue and program services expense remained relatively the same for the three and six months ended June 30, 1997 compared to 1996.

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

        The decrease in earnings from equipment joint ventures of $9,000 and $26,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996, is the result of the closure of several equipment joint ventures during the fourth quarter of 1996, as well as one equipment joint venture experiencing declines in rental income and gain on sale of equipment.

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

        During the six months ended June 30, 1997, the net cash provided by leasing, financing and cable television activities was $108,000, compared to $87,000 for the same period in the prior year. The net increase in cash generated is due to a decrease in payments on accounts payable.

        Distributions from joint ventures has become one of the primary sources of cash generated by the Partnership. Distributions from joint ventures decreased for the six months ended June 30, 1997 compared to the same period in the prior year. The Partnership received distributions from joint ventures of $202,000 for the six months ended June 30, 1997, compared to $262,000 for the same period in 1996. The decline in distributions for the six months ended June

30, 1997, compared to 1996, is due to one equipment joint venture experiencing a decline in cash available for distributions as a result of a reduction in rental income and sales proceeds received.

        As of June 30, 1997, the Partnership owned equipment held for lease with a purchase price of $1,859,000 and a net book value of $0 compared to $1,350,000 and $6,000, respectively at June 30, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

        The Limited Partners received distributions of $1,307,000 for the six months ended June 30, 1997 and 1996. As a result, the cumulative cash distributions to the Limited Partners are $83,887,000 and $81,288,000 at June 30, 1997 and 1996, respectively. The General Partner did not receive distributions during the six months ended June 30, 1997 and 1996.

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

                                  June 30, 1997

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

                                              PHOENIX LEASING INCOME FUND VII
                                              -------------------------------
                                                         (Registrant)



         Date                     Title                          Signature
         ----                     -----                          ---------



August 13, 1997          Senior Vice President            /S/ GARY W. MARTINEZ
--------------------     and a Director of                ----------------------
                         Phoenix Leasing Incorporated     (Gary W. Martinez)
                         General Partner


August 13, 1997          Chief Financial Officer,         /S/ PARITOSH K. CHOKSI
--------------------     Senior Vice President,           ----------------------
                         Treasurer and a Director of      (Paritosh K. Choksi)
                         Phoenix Leasing Incorporated
                         General Partner


August 13, 1997          Senior Vice President,           /S/ BRYANT J. TONG
--------------------     Financial Operations of          ----------------------
                         (Principal Accounting Officer)   (Bryant J. Tong)
                         Phoenix Leasing Incorporated
                         General Partner


August 13, 1997          Partnership Controller of        /S/ MICHAEL K. ULYATT
--------------------     Phoenix Leasing Incorporated     ----------------------
                         General Partner                  (Michael K. Ulyatt)