Form 10QSB
period 1997-09-30
PHOENIX LEASING INCOME FUND VII
filed 1997-11-12
CIK 732676

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.



                         Commission File Number 0-12593
                                                --------



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

                               Yes __X__ No _____

345,974 Units of Limited Partnership Interest were outstanding as of September 30, 1997.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                    September 30,   December 31,
ASSETS                                                   1997           1996
                                                        ------         ------

Cash and cash equivalents                               $  329         $2,155

Accounts receivable (net of allowance for losses
   on accounts receivable of $39 and $41 at
   September 30, 1997 and December 31, 1996,
   respectively)                                            28             30

Notes receivable (net of allowance for losses on
   notes receivable of $276 and $359 at September
   30, 1997 and December 31, 1996, respectively)           272            302

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $726 and
   $1,316 at September 30, 1997 and December 31,
   1996, respectively)                                    --                2

Property, cable systems and equipment (net of
   accumulated depreciation of $451 and $358 at
   September 30, 1997 and December 31, 1996,
   respectively)                                           781            841

Cable subscriber lists and franchise rights (net
   of accumulated amortization of $633 and $512
   at September 30, 1997 and December 31, 1996,
   respectively)                                           659            780

Investment in joint ventures                               471            730

Other assets                                               167            151
                                                        ------         ------

     Total Assets                                       $2,707         $4,991
                                                        ======         ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                $  355         $  397

   Liquidation fees payable to General Partner             953            953
                                                        ------         ------

     Total Liabilities                                   1,308          1,350
                                                        ------         ------

Partners' Capital

   General Partner                                         321            322

   Limited Partners, 480,000 units authorized,
     366,432 units issued and 345,974 units
     outstanding at September 30, 1997 and
     December 31, 1996                                   1,071          3,312

   Unrealized gains on available-for-sale securities         7              7
                                                        ------         ------

     Total Partners' Capital                             1,399          3,641
                                                        ------         ------

     Total Liabilities and Partners' Capital            $2,707         $4,991
                                                        ======         ======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                            1997      1996      1997      1996
                                          -------   -------   -------   -------
INCOME

   Rental income                          $    36   $    73   $   117   $   256
   Cable subscriber revenues                  156       145       456       438
   Equity in earnings (losses) from
    joint ventures, net                      (125)       60       (17)      193
   Interest income, notes receivable         --          16        17        16
   Other income                                 7        27        42       124
                                          -------   -------   -------   -------

     Total Income                              74       321       615     1,027
                                          -------   -------   -------   -------

EXPENSES

   Depreciation and amortization               72        77       216       325
   Lease related operating expenses          --           2         1        15
   Program service, cable system               37        35       117       106
   Management fees to General Partner          15        12        37        45
   Provision for (recovery of) losses
    on receivables                              8        28        11        (3)
   General and administrative expenses        130       102       312       305
                                          -------   -------   -------   -------

     Total Expenses                           262       256       694       793
                                          -------   -------   -------   -------

Net income (loss) before income taxes        (188)       65       (79)      234
Income tax benefit (expense)                   (3)        2      --           1
                                          -------   -------   -------   -------

NET INCOME (LOSS)                         $  (191)  $    67   $   (79)  $   235
                                          =======   =======   =======   =======



NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                       $  (.04)  $   .17   $   .23   $   .58
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $  2.47   $  3.74   $  6.25   $  7.52
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME (LOSS):
   General Partner                        $   (18)  $    10   $    (1)  $    36
   Limited Partners                          (173)       57       (78)      199
                                          -------   -------   -------   -------

                                          $  (191)  $    67   $   (79)  $   235
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                           Nine Months Ended
                                                             September 30,
                                                             1997      1996
                                                           -------   -------
Operating Activities:
   Net income (loss)                                       $   (79)  $   235

     Adjustments to reconcile net income(loss) to net
       cash provided by operating activities:
         Depreciation and amortization                         216       325
         Loss (gain) on sale of equipment                      (13)       26
         Equity in losses (earnings) from joint
          ventures, net                                         17      (193)
         Recovery of early termination, financing leases      --         (34)
         Provision for losses on accounts receivable            11        31
         Gain on sale of marketable securities                --          (5)
         Increase (decrease) in accounts receivable             (9)        9
         Decrease in accounts payable and accrued expenses     (42)     (209)
         Decrease in deferred income tax asset                --          (1)
         Increase in other assets                              (16)       (3)
                                                           -------   -------

Net cash provided by operating activities                       85       181
                                                           -------   -------

Investing Activities:
   Principal payments, financing leases                       --          34
   Principal payments, notes receivable                         30        15
   Proceeds from sale of equipment                              13        24
   Proceeds from sale of securities                           --          11
   Distributions from joint ventures                           242       367
   Property, cable systems and equipment                       (33)      (38)
                                                           -------   -------

Net cash provided by investing activities                      252       413
                                                           -------   -------

Financing Activities:
   Distributions to partners                                (2,163)   (2,600)
                                                           -------   -------

Net cash used by financing activities                       (2,163)   (2,600)
                                                           -------   -------

Decrease in cash and cash equivalents                       (1,826)   (2,006)

Cash and cash equivalents, beginning of period               2,155     3,940
                                                           -------   -------

Cash and cash equivalents, end of period                   $   329   $ 1,934
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

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At September 30, 1997 the recorded investment in notes that are considered to be impaired was $549,000, for which the related allowance for losses is $224,000. The average recorded investment in impaired loans during the nine months ended September 30, 1997 and 1996 was approximately $624,000 and $610,000, respectively.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                              1997           1996
                                            --------       --------
                                             (Amounts in Thousands)

         Beginning balance                  $    359       $    359
              Provision for losses                -              -
              Write downs                        (83)            -
                                            --------       --------
         Ending balance                     $    276       $    359
                                            ========       ========

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income (loss) and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 345,974 for the nine months ended September 30, 1997 and 1996. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 6.       Investment in Joint Ventures.

Equipment Joint Ventures

         The aggregate financial information of the equipment joint ventures is presented below:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $ 1,213     $ 2,700
        Liabilities                               155         372
        Partners' Capital                       1,058       2,328

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997     1996
                                     -------  -------     -------  -------
                                             (Amounts in Thousands)

        Revenue                      $    44  $   535     $   996  $ 1,784
        Expenses                         685      275       1,146      912
        Net Income (Loss)               (641)     260        (150)     872

Financing Joint Ventures

         The aggregate financial information of the financing joint ventures is presented below:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $    37     $    44
        Liabilities                                11          10
        Partners' Capital                          26          34

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997     1996
                                     -------  -------     -------  -------
                                             (Amounts in Thousands)

        Revenue                      $    21  $    15     $    40  $    56
        Expenses                           1        3           5       11
        Net Income                        20       12          35       45

Foreclosed Cable Systems Joint Ventures

         The aggregate financial information of the financing joint ventures is presented below:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $ 1,653     $ 1,635
        Liabilities                               317         265
        Partners' Capital                       1,336       1,370

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997     1996
                                     -------  -------     -------  -------
                                             (Amounts in Thousands)

        Revenue                      $   224  $   229     $   660  $   655
        Expenses                         234      214         682      640
        Net Income (Loss)                (10)      15         (22)      15

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Income Fund VII and Subsidiary (the Partnership) reported a net loss of $191,000 and $79,000 during the three and nine months ended September 30, 1997, respectively, as compared to net income of $67,000 and $235,000 during the same periods in the preceding year. The net loss for the three and nine months ended September 30 1997, as compared to net income in the prior year, is attributable to a decline in total revenues.

         Total revenues decreased by $247,000 and $412,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in the previous year. This decrease is primarily the result of a decrease in rental income, equity in earnings from joint ventures and other income. The decrease in earnings from joint ventures will be discussed under "Joint Ventures". The decline in rental income of $37,000 and $139,000 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in the prior year, as well as the decrease in depreciation expense, is the result of an overall reduction in the size of the equipment portfolio due to ongoing sales. The aggregate original cost of equipment owned directly by the Partnership is $1.1 million at September 30, 1997, as compared to $2.8 million at September 30, 1996.

         The decrease in other income of $20,000 and $82,000 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in the prior year, also contributed to the reduction in total revenues. The decline in other income is a result of a decrease in interest income generated from the Partnership's cash account. This decrease is due to a reduction in the amount of cash held at September 30, 1997 compared to the prior year.

         Total expenses for the three months ended September 30, 1997 increased by $6,000 but decreased for the nine months ended September 30, 1997 by $99,000, as compared to the same periods in 1996. The increase in total expenses for the three months ended September 30, 1997 is due to a $28,000 increase in general and administrative expenses. This increase is a result of an increase in legal fees incurred during the three months ended September 30, 1997, compared to the same period in 1996. This increase was partially offset by a decrease of $20,000 in provision for losses on receivables, due to a decrease in provision for early terminations of financing leases during the three months ended September 30, 1997 compared to 1996, and a decrease of $5,000 in depreciation and amortization expense.

         The decline in total expenses for the nine months ended September 30, 1997 is primarily attributable to decreases in depreciation and amortization expense of $109,000, compared to the same periods in the previous year. The decrease in depreciation expense, with respect to the Partnership's leasing activities, as discussed previously, is a result of the declining equipment portfolio.

         Because Phoenix Leasing Income Fund VII is in its liquidation stage, it is not expected that the Partnership will acquire any additional equipment for its leasing activities. As a result, revenues from leasing activities are expected to continue to decline as the portfolio is liquidated.

Cable System

         The Partnership acquired ownership of a cable system in satisfaction of a defaulted note receivable held by the Partnership on October 28, 1993. The Partnership reported cable subscriber revenues of $156,000 and $456,000 for the three and nine months ended September 30, 1997, respectively, and program services expense of $37,000 and $117,000 for the same periods in 1997, as compared to cable subscriber revenues of $145,000 and $438,000 for the three and nine months ended September 30, 1996, respectively, and program services expense of $35,000 and $106,000 during the same periods in 1996. Both cable subscriber revenue and program services expense remained relatively the same for the three and nine months ended September 30, 1997 compared to 1996.

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

         The decrease in earnings from equipment joint ventures of $185,000 and $210,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996, is the result of the closure of several equipment joint ventures during the fourth quarter of 1996, as well as one equipment joint venture recording provisions for additional depreciation and losses for notes receivable during the three and nine months ended September 30, 1997.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from equipment leasing and financing activities. The Partnership has contractual obligations with lessees for fixed lease terms at fixed rental amounts and will also receive payments on its outstanding notes receivable. The Partnership's future liquidity is dependent upon receiving payment of such contractual obligations. As the initial lease terms expire, the Partnership will continue to renew, remarket or sell the equipment. The future liquidity in excess of the remaining contractual obligations will depend upon the General Partner's success in re-leasing and selling the Partnership's equipment as it comes off lease. The Partnership also owns a cable television system and has investments in equipment leasing and foreclosed cable television system joint ventures.

         During the nine months ended September 30, 1997, the net cash provided by leasing, financing and cable television activities was $115,000, compared to $230,000 for the same period in the prior year. The net decrease in cash generated is due to a decrease in rental income.

         Distributions from joint ventures has become one of the primary sources of cash generated by the Partnership. Distributions from joint ventures decreased for the nine months ended September 30, 1997 compared to the same period in the prior year. The Partnership received distributions from joint ventures of $242,000 for the nine months ended September 30, 1997, compared to $367,000 for the same period in 1996. The decline in distributions for the nine months ended September 30, 1997, compared to 1996, is due to one equipment joint venture experiencing a decline in cash available for distributions as a result of a reduction in rental income and sales proceeds received.

         As of September 30, 1997, the Partnership owned equipment held for lease with a purchase price of $1,048,000 and a net book value of $0 compared to $1,540,000 and $2,000, respectively at September 30, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The  Limited   Partners   received   distributions  of  $2,163,000  and
$2,600,000 for the nine months ended September 30, 1997 and 1996,  respectively.

As a result, the cumulative cash distributions to the Limited Partners are $84,744,000 and $82,581,000 at September 30, 1997 and 1996, respectively. The
General Partner did not receive distributions during the nine months ended September 30, 1997 and 1996.

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

                               September 30, 1997

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

                                          PHOENIX LEASING INCOME FUND VII
                                          -------------------------------
                                                   (Registrant)



        Date                        Title                       Signature
        ----                        -----                       ---------



 November 12, 1997      Senior Vice President             /S/ GARY W. MARTINEZ
-------------------     and a Director of                 ----------------------
                        Phoenix Leasing Incorporated      (Gary W. Martinez)
                        General Partner


 November 12, 1997      Chief Financial Officer,          /S/ PARITOSH K. CHOKSI
-------------------     Senior Vice President,            ----------------------
                        Treasurer and a Director of       (Paritosh K. Choksi)
                        Phoenix Leasing Incorporated
                        General Partner


 November 12, 1997      Senior Vice President,            /S/ BRYANT J. TONG
-------------------     Financial Operations of           ----------------------
                        (Principal Accounting Officer)    (Bryant J. Tong)
                        Phoenix Leasing Incorporated
                        General Partner