Form 10KSB
period 1997-12-31
PHOENIX LEASING INCOME FUND VII
filed 1998-03-30
CIK 732676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 --------------

                             Washington, D.C. 20549


                                   FORM 10-KSB

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997      Commission File Number 0-12593


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

The Registrant's revenue for its most recent fiscal year was $831,000.

As of December 31, 1997, 345,496 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                               Yes _____ No __X__

                         PHOENIX LEASING INCOME FUND VII

                         1997 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                           Page

                                     PART I

Item 1.    Business......................................................    3
Item 2.    Properties....................................................    5
Item 3.    Legal Proceedings.............................................    5
Item 4.    Submission of Matters to a Vote of Security Holders...........    5


                                     PART II

Item 5.    Market for the Registrant's Securities and Related Security
           Holder Matters................................................    6
Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    7
Item 7.    Financial Statements and Supplementary Data...................   10
Item 8.    Disagreements on Accounting and Financial Disclosure Matters..   27


                                    PART III

Item 9.    Directors and Executive Officers of the Registrant............   27
Item 10.   Executive Compensation........................................   28
Item 11.   Security Ownership of Certain Beneficial Owners and Management   29
Item 12.   Certain Relationships and Related Transactions................   29


                                     PART IV

Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  29


Signatures...............................................................   30

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

Equipment Leasing and Financing Operations.

        From the initial formation of the Partnership through December 31, 1997, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro-rata interest in investments made by joint ventures, approximate $183,814,000. The average initial firm term of contractual payments from equipment subject to lease was 36.27 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.99%. The average initial firm term of contractual payments from loans was
70.52 months.

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

        Phoenix Cablevision of Oregon, Inc. has accepted and agreed to the terms stated on a Letter of Intent dated February 11, 1998 to sell all or substantially all of its assets with a net carrying value of $1.5 million at December 31, 1997 for $2 million. Cash, accounts receivable, marketable securities and similar investments will be excluded from the sale. This Letter of Intent is subject to a definitive asset purchase agreement which is currently being negotiated with the potential buyer.

        The cable television system owned by Phoenix Cablevision of Oregon, Inc. is located in the counties of Douglas and Jackson in the State of Oregon and consists of headend equipment in four locations and 66 miles of plant passing approximately 2,007 homes and has approximately 1,761 cable subscribers. The Subsidiary's cable television system serves the communities of Prospect, Butte Falls, Shady Cove, Trail and other nearby areas in Jackson and Douglas counties. The Subsidiary operates under three non-exclusive franchise agreements with the cities of Glendale, Butte Falls and Shady Cove. These cable franchise agreements expire between the years 2000 and 2002.

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

        Please see Note 13 in the Partnership's financial statements for financial information about the Partnership's business segments.

Other.

        A brief description of the type of assets in which the Partnership has invested as of December 31, 1997, together with information concerning the uses of assets is set forth in Item 2.


Item 2.    Properties.

Equipment Leasing and Financing Operations.

        The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership, either directly or through its investment in joint ventures, are its investments in leases and loans to businesses located throughout the United States.

        As of December 31, 1997, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $4,513,000. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1997.
                                                                   Percentage of
              Asset Types                      Purchase Price(1)   Total Assets
---------------------------------------        ----------------    -------------
                                             (Amounts in Thousands)
Financing of Solar Systems                         $  1,978             44%
Small Computer Systems                                1,071             24
Reproduction Equipment                                  761             17
Financing Related to Cable TV Systems                   489             11
Telecommunications                                      107              2
Capital Equipment Leased to Emerging
 Growth Companies                                        91              2
Financing of Security Monitoring Systems
 Companies                                               16             -
                                                   --------            ---
TOTAL                                              $  4,513            100%
                                                   ========            ===

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $959,000, financing joint ventures of $1,978,000, and original cost of outstanding loans of $506,000 at December 31, 1997.

Cable Television System Operations.

    The Subsidiary's principal property consists of electronic headend equipment, its plant (cable) and two parcels of land. The Subsidiary's cable office is located on one parcel and one of the headends is located on the other. The other three headends are located on land that is leased by the Subsidiary.


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

        (b)Approximate Number of Equity Security Investments:

                                                     Number of Unit Holders
                Title of Class                       as of December 31, 1997
           -----------------------                   -----------------------
           Limited Partners                                  16,625
           General Partner                                        1

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Phoenix Leasing Income Fund VII and Subsidiary (the Partnership) reported net income of $175,000 for the year ended December 31, 1997, compared to net income of $399,000 for the year ended December 31, 1996. The decreased earnings during 1997, as compared to 1996, is attributable to a decline in total revenues.

        Total revenues decreased by $513,000 during the year ended December 31, 1997 when compared to the same period in the previous year. This decrease is primarily the result of a decrease in rental income, equity in earnings from joint ventures and other income. The decrease in earnings from joint ventures will be discussed under "Joint Ventures". The decline in rental income of $133,000 for the year ended December 31, 1997, compared to the same period in the prior year, as well as the decrease in depreciation expense, is the result of an overall reduction in the size of the equipment portfolio due to ongoing sales. The aggregate original cost of equipment owned directly by the Partnership is $1 million at December 31, 1997, as compared to $2.1 million at December 31, 1996.

        The decrease in other income of $121,000 for the year ended December 31, 1997, compared to the same period in the prior year, also contributed to the reduction in total revenues. The decline in other income is a result of a decrease in interest income generated from the Partnership's cash account. This decrease is due to a reduction in the amount of cash held at December 31, 1997 compared to the prior year.

        The Partnership holds notes receivable from cable television system operators and security monitoring companies with a carrying value of approximately $656,000. These notes are considered to be impaired at December 31, 1997. The Partnership has suspended the accrual of interest on these notes and has provided an allowance for losses on notes receivable. The General
Partner is currently working with the borrowers, other creditors and the bankruptcy court in order to seek remedies that will maximize the recovery of the Partnership's investment in these notes.

        In January 1998 settlement proceeds of $752,000 were received from one of the impaired notes receivable with a net carrying value of $601,000 at December 31, 1997. As a result, the Partnership recorded a recovery of losses on receivables of $212,000 during the year ended December 31, 1997.

        Total expenses decreased by $323,000 during the year ended December 31, 1997, as compared to the same period in the previous year. The decline in total expenses for 1997 is primarily attributable to a recovery of losses on notes receivable, and decreases in depreciation and amortization expense of $133,000, compared to the same period in the previous year. In addition to the declining equipment portfolio, as previously discussed, the decrease in depreciation expense is also due to an increasing portion of the equipment portfolio being fully depreciated.

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


Cable System

        The Partnership acquired a cable system in satisfaction of a defaulted note receivable held by the Partnership. The Partnership assumed ownership of this cable television system on October 28, 1993. Both cable subscriber revenue and program services expense remained relatively the same for the year ended December 31, 1997 as compared to the same period in 1996.

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

        Earnings from equipment and financing joint ventures decreased by $287,000 for the year ended December 31, 1997, as compared to the previous year. The decrease in earnings from equipment joint ventures is a result of the closure of several equipment joint ventures during the fourth quarter of 1996, as well as one equipment joint venture recording provisions for additional depreciation and losses for notes receivable during the year ended December 31, 1997. The decrease in earnings from financing joint ventures is due to the decline in interest income from notes receivable.

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

        Net cash provided by leasing, financing and cable television activities was $165,000 and $299,000 during the years ended December 31, 1997 and 1996, respectively. The decrease in net cash provided during 1997, compared to 1996, is attributable to the decrease in rental income and finance leases.

        Distributions from joint ventures has become one of the primary sources of cash generated by the Partnership. The Partnership received $314,000 and $526,000 as distributions from joint ventures for the years ended December 31, 1997 and 1996, respectively. Distributions from equipment joint ventures decreased $190,000 for the year ended December 31, 1997, compared to the same period in the previous year, due to the closure of several joint ventures, as well as one equipment joint venture experiencing a decline in cash available for distributions as a result of a reduction in rental income and sales proceeds received. Distributions from financing joint ventures remained relatively the same for both years ended December 31, 1997 and 1996. Distributions from foreclosed cable television system joint ventures decreased $22,000 for the year ended December 31, 1997, compared to the same period in the previous year, due to a decrease in cash available for distribution.

        As of December 31, 1997, the Partnership owned equipment held for lease with an original cost of $1,033,000 and a net book value of $0 , compared to equipment being held for lease with an original cost of $993,000 and a net book value of $0 at December 31, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

        The Limited Partners received distributions of $2,163,000 and $2,600,000 during the years ended December 31, 1997 and 1996, respectively. As a result, the cumulative cash distributions to the Limited Partners are $84,744,000 and $82,581,000 at December 31, 1997 and 1996, respectively. The General Partner did not receive distributions during the years ended December 31, 1997 and 1996.

        As the Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, it is expected that the cash generated from leasing operations will also decline. Due to the decrease in cash generated by leasing and financing activities, the Partnership is no longer making quarterly distributions to partners. Distributions were made semi-annually in January and July of 1997. The Partnership will not make any future distributions until the termination of the Partnership. The Partnership will reach the end of its term on December 31, 1998.

        Cash on hand and cash generated from cable television, equipment leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Consolidated Partnership's ongoing operational expenses.

        Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ from those anticipated by some of the statements made above. Limited Partners are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (I) the Partnership's plans are subject to change at any time at the discretion of the General Partner of the Partnership, (ii) future technological developments in the industry in which the Partnership operates, (iii) competitive pressure on pricing or services, (iv) substantial customer defaults or cancellations, (v) changes in business conditions and the general economy, (vi) changes in government regulations affecting the Partnership's core businesses and (vii) the ability of the Partnership to sell its remaining assets .

               Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY

                                YEAR ENDED DECEMBER 31, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Phoenix Leasing Income Fund VII:

We have audited the accompanying consolidated balance sheet of Phoenix Leasing Income Fund VII (a California limited partnership) and Subsidiary as of December 31, 1997, and the related consolidated statements of operations, partners' capital and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Income Fund VII and Subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.




San Francisco, California,                               ARTHUR ANDERSEN LLP
  January 23, 1998

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)

                                                            December 31, 1997
                                                            -----------------
ASSETS

Cash and cash equivalents                                       $    333

Accounts receivable (net of allowance for
  losses on accounts receivable of $37)                               33

Notes receivable (net of allowance for losses
  on notes receivable of $55)                                        601

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $715)                         --

Property, cable systems and equipment (net of
  accumulated depreciation of $472)                                  774

Cable subscriber lists and franchise rights (net
  of accumulated amortization of $660)                               632

Investment in joint ventures                                         410

Other assets                                                         179
                                                                --------
    Total Assets                                                $  2,962
                                                                ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

  Accounts payable and accrued expenses                         $    352

  Liquidation fees payable to General Partner                        953
                                                                --------
    Total Liabilities                                              1,305
                                                                --------
Partners' Capital:

  General Partner                                                    348

  Limited Partners, 480,000 units authorized, 366,432
    units issued and 345,496 units outstanding                     1,298

  Unrealized gains on available-for-sale securities                   11
                                                                --------
    Total Partners' Capital                                        1,657
                                                                --------
    Total Liabilities and Partners' Capital                     $  2,962
                                                                ========

                 The accompanying notes are an integral part of
                                these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)

                                                           For the Years Ended
                                                              December 31,
                                                            1997       1996
                                                            ----       ----
INCOME

  Rental income                                          $    162   $    295

  Equity in earnings (losses) from joint
   ventures, net                                               (6)       281

  Interest income, notes receivable                            17         16

  Cable subscriber revenue                                    609        582

  Other income                                                 49        170
                                                         --------   --------
    Total Income                                              831      1,344
                                                         --------   --------
EXPENSES

  Depreciation and amortization                               264        397

  Lease related operating expenses                              1         16

  Program service, cable system                               155        136

  Other operating expenses, cable system                      145        147

  Management fees to General Partner                           47         57

  Recovery of losses on receivables                          (212)        (2)

  Legal expense                                               150         95

  General and administrative expenses                         115        142
                                                         --------   --------

    Total Expenses                                            665        988
                                                         --------   --------

NET INCOME BEFORE INCOME TAXES                                166        356

  Income tax benefit                                            9         43
                                                         --------   --------
NET INCOME                                               $    175   $    399
                                                         ========   ========


NET INCOME PER LIMITED PARTNERSHIP UNIT                  $    .43   $    .98
                                                         ========   ========
ALLOCATION OF NET INCOME:

  General Partner                                        $     26   $     60

  Limited Partners                                            149        339
                                                         --------   --------
                                                         $    175   $    399
                                                         ========   ========

                 The accompanying notes are an integral part of
                                these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)


                             General                      Unrealized
                             Partner's  Limited Partners'    Gains     Total
                             Amount    Units       Amount  (Losses)    Amount
                             --------- ------------------  ---------   ------

Balance, December 31, 1995   $    262   345,974  $  5,573  $     (1) $  5,834

Distributions to partners
 ($7.52 per limited
 partnership unit)               --        --      (2,600)     --      (2,600)

Change in unrealized gains
 on available-for-sale
 securities                      --        --        --           8         8

Net income                         60      --         339      --         399
                             --------  --------  --------  --------  --------
Balance, December 31, 1996        322   345,974     3,312         7     3,641

Distributions to partners
 ($6.26 per limited
 partnership unit)               --        --      (2,163)     --      (2,163)

Redemptions of capital           --        (478)     --        --        --

Change in unrealized gains
  on available-for-sale
  securities                     --        --        --           4         4

Net income                         26      --         149      --         175
                             --------  --------  --------  --------  --------
Balance, December 31, 1997   $    348   345,496  $  1,298  $     11  $  1,657
                             ========  ========  ========  ========  ========

                 The accompanying notes are an integral part of
                                these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                          For the Years Ended
                                                              December 31,
                                                            1997       1996
                                                            ----       ----
Operating Activities:

  Net income                                             $    175   $    399

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                           264        397
      Loss (gain) on sale of equipment                        (15)        25
      Equity in losses (earnings) from joint
       ventures, net                                            6       (281)
      Gain on sale of marketable securities                    (1)        (5)
      Recovery of early termination, financing leases        --          (34)
      Recovery of losses on notes receivable                 (221)      --
      Provision for losses on accounts receivable               9         32
      Increase (decrease) in accounts receivable              (12)         3
      Decrease in accounts payable and accrued expenses       (45)      (243)
      Increase in other assets                                (25)       (43)
                                                         --------   --------
Net cash provided by operating activities                     135        250
                                                         --------   --------
Investing Activities:

  Principal payments, financing leases                       --           34
  Principal payments, notes receivable                         30         15
  Proceeds from sale of equipment                              15         27
  Proceeds from sale of marketable securities                   1         11
  Distributions from joint ventures                           314        526
  Investments in notes receivable                            (107)      --
  Property, cable systems and equipment                       (47)       (48)
                                                         --------   --------
Net cash provided by investing activities                     206        565
                                                         --------   --------
Financing Activities:

  Distributions to partners                                (2,163)    (2,600)
                                                         --------   --------
Net cash used by financing activities                      (2,163)    (2,600)
                                                         --------   --------
Decrease in cash and cash equivalents                      (1,822)    (1,785)

Cash and cash equivalents, beginning of period              2,155      3,940
                                                         --------   --------
Cash and cash equivalents, end of period                 $    333   $  2,155
                                                         ========   ========

                 The accompanying notes are an integral part of
                                these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

        Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the Subsidiary. The Subsidiary pays a management fee equal to four and one-half percent of the System's monthly gross revenue for these services. Management fees paid or due PCMI totaled $28,000 for the year ended December 31, 1997. Revenues subject to a management fee at the Subsidiary level are not subject to management fees at the Partnership level.

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

        Redemptions of Limited Partner units will only be made to the extent permitted by applicable laws and regulations, the Partnership Agreement and if, in the opinion of the General Partner, it is in the best interest of the Partnership. In addition, redemptions will not be made if such redemptions would cause the Partnership to be categorized as a publicly traded partnership for federal income tax purposes.

        The Partnership will acquire such limited partnership interest for an amount equal to the book value of such Partnership interest, determined in accordance with generally accepted accounting principles. Out of such amount, the General Partner will be paid a Redemption Fee equal to 15% of the net capital contribution with respect to the redeemed interest, and the balance will be distributed to the Limited Partners.


Note 2.    Summary of Significant Accounting Policies.

        Principles of Consolidation. The 1997 and 1996 financial statements include the accounts of the Partnership and its wholly-owned subsidiary, Phoenix Cablevision of Oregon, Inc. The Partnership has complete authority in, and responsibility for, the overall management and control of the Subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

           The Partnership's policy is to review periodically the expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews consider, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Should subsequent reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership will revise its depreciation policy and may accelerate depreciation as appropriate. As a result of such review, the Partnership recognized additional depreciation expense of $0 and $6,000 ($0 and $.02 per limited partnership unit) for the year ended December 31, 1997 and 1996, respectively.

           Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

        Cable Television System Operations. The consolidated statements of operations include the operating activity of the Subsidiary for the years ended December 31, 1997 and 1996. The Subsidiary's cable operations consist of a cable system located in the State of Oregon, which currently provides cable television services to approximately 1,761 subscribers out of four headend locations.

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

        Notes Receivable. Notes receivable generally are stated at their outstanding unpaid principal balances, which includes accrued interest. Interest income is accrued on the unpaid principal balance.

        Impaired Notes Receivable. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments, even though the loan may currently be performing. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income. Generally, notes receivable are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

        Allowance for Losses. An allowance for losses is established through provisions for losses charged against income. Notes receivable deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance.

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

        Investment in Available-for-Sale Securities. The Partnership has investments in stock in public companies that have been determined to be available for sale. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in a separate component of partners' capital.

        Reclassification. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

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

Note 3.    Accounts Receivable.

        Accounts receivable consist of the following at December 31:

                                                                1997
                                                                ----
                                                       (Amounts in Thousands)

        Lease payments                                         $   33
        Cable system service                                       31
        Property taxes                                              4
        General Partner and affiliates                              2
                                                               ------
                                                                   70

        Less:  allowance for losses on accounts receivable        (37)
                                                               ------
           Total                                               $   33
                                                               ======

Note 4.    Notes Receivable.

        Notes receivable consist of the following at December 31:

                                                                1997
                                                                ----
                                                       (Amounts in Thousands)

         Notes receivable from cable television
         system operators with interest ranging from
         15% to 21%, per annum, receivable in install-
         ments ranging from 39 to 96 months through
         January 1996, collateralized by a security
         interest in the cable system assets.                  $  656

         Less:  allowance for losses on notes receivable          (55)
                                                               ------
           Total                                               $  601
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

        At December 31, 1997, the recorded investment in notes that are considered to be impaired was $656,000, for which the related allowance for losses is $55,000. The average recorded investment in impaired loans during the years ended December 31, 1997 and 1996 was approximately $632,000 and $623,000, respectively. The Partnership recognized $0 and $16,000 of interest income on impaired notes receivable during the years ended December 31, 1997 and 1996, respectively.

        The activity in the allowance for losses on notes receivable during the year ended December 31, is as follows:

                                                                1997
                                                                ----
                                                       (Amounts in Thousands)

        Beginning balance                                      $  359
         Recovery of losses                                      (221)
         Write downs                                              (83)
                                                               ------
        Ending balance                                         $   55
                                                               ======

Note 5.    Equipment on Operating Leases.

        Equipment on lease consists primarily of small computer systems, reproduction and telecommunication systems subject to operating leases. The Partnership's equipment on operating leases is fully depreciated. The Partnership's operating leases are for initial lease terms of approximately 12 to 36 months.

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


Note 6.    Property, Cable Systems and Equipment.

        The cost of property, cable systems and equipment and the related accumulated depreciation consist of the following at December 31:

                                                                1997
                                                                ----
                                                       (Amounts in Thousands)

         Distributions systems                                 $  910
         Headend equipment                                        212
         Building                                                  63
         Land                                                      23
         Automobiles                                               38
                                                                -----
                                                                1,246
         Less:  accumulated depreciation                         (472)
                                                                -----
         Net property, cable systems and equipment             $  774
                                                                =====

        Depreciation expense totaled approximately $114,000 and $119,000 for the years ended December 31, 1997 and December 31, 1996, respectively.


Note 7.    Cable Subscriber Lists and Franchise Rights.

        Cable subscriber lists and franchise rights include the following at December 31:

                                                                 1997
                                                                 ----
                                                       (Amounts in Thousands)

         Subscriber lists                                      $ 1,111
         Franchise rights                                          181
                                                               -------
                                                                 1,292
         Less:  accumulated amortization                          (660)
                                                               -------

         Net cable subscriber lists and franchise rights       $   632
                                                               =======

        Amortization expense totaled approximately $148,000 and $161,000 for the years ended December 31, 1997 and December 31, 1996.

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

        The purpose of the joint ventures is the acquisition and leasing of various types of equipment. During the term of the Partnership, Phoenix Leasing Income Fund VII is participating in the following equipment joint ventures:

                                                              Weighted
        Joint Venture                                    Percentage Interest
        -------------                                    -------------------

        Arroyo Joint Venture XVI(1)                            32.14%
        Acro Joint Venture, Residential(1)                     31.30
        Leveraged Joint Venture 1987-2(2)                      32.23
        Leveraged Joint Venture 1987-3                         39.60
        Phoenix Joint Venture 1994-1                           19.89

(1) Closed during 1996
(2) Closed during 1997

        An analysis of the Partnership's investment in equipment joint ventures is as follows:
                                                                          Net
                   Net Investment              Equity in              Investment
                   at Beginning                 Earnings                at End
Date                of Period    Contributions  (Losses) Distributions of Period
----              -------------- ------------- --------- ------------- ---------
                                      (Amounts in Thousands)
Year Ended
  December 31, 1996    $ 651        $   0        $ 272       $ 464       $ 459
                       =====        =====        =====       =====       =====
Year Ended
  December 31, 1997    $ 459        $   0        $  (6)      $ 274       $ 179
                       =====        =====        =====       =====       =====

        The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                                     December 31, 1997
                                                     -----------------
                                                  (Amounts in Thousands)

        Assets                                           $   988
        Liabilities                                           58
        Partners' Capital                                    930

                                               For the Years Ended December 31,
                                                    1997              1996
                                                    ----              ----
                                                    (Amounts in Thousands)

        Revenue                                  $ 1,091           $ 2,435
        Expenses                                   1,169             1,154
        Net Income (Loss)                            (78)            1,281

        As of December 31, 1997 the Partnership's pro rata interest in the equipment joint ventures' net book value of off-lease equipment was $0.

        The General Partner earns a management fee of 6% of the Partnership's respective interest in gross revenues of each equipment joint venture. Revenues subject to management fees at the joint venture level are not subject to management fees at the Partnership level.

Financing Joint Ventures

        The Partnership has invested in financing joint ventures which are combined for reporting purposes into Phoenix Funding Partnership (PFP). The Partnership has a 17.38% interest in PFP. The Partnership's current investment in PFP consists of two financing joint ventures. The purpose of the financing joint ventures is to provide, on a limited basis, financing to manufacturers and their lessees for equipment leased directly by manufacturers to third parties. All loans to manufacturers are secured by equipment. The Partnership uses the equity method of accounting to account for its investment in the PFP.

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

        An analysis of the Partnership's investment account in financing joint ventures is as follows:

                                                                          Net
                   Net Investment                                     Investment
                   at Beginning                Equity in                at End
Date                of Period    Contributions Earnings  Distributions of Period
----              -------------- ------------- --------- ------------- ---------
                                      (Amounts in Thousands)
Year Ended
  December 31, 1996    $   3        $   0        $   8       $   7       $   4
                       =====        =====        =====       =====       =====
Year Ended
  December 31, 1997    $   4        $   0        $   6      $    6      $    4
                       =====        =====        =====       =====       =====

        The aggregate combined financial information of the financing joint ventures is presented as follows:

                                                       December 31, 1997
                                                       -----------------
                                                     (Amounts in Thousands)

        Assets                                             $   39
        Liabilities                                            11
        Partners' Capital                                      28

                                               For the Years Ended December 31,
                                                    1997              1996
                                                    ----              ----
                                                     (Amounts in Thousands)

        Revenue                                  $    48           $    76
        Expenses                                       6                13
        Net Income                                    42                63

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

        The joint ventures owned by the Partnership, along with their percentage ownership is as follows:

                                                              Percentage
           Joint Venture                                       Ownership
           -------------                                      ----------

           Phoenix Pacific Northwest J.V.                        5.24%
           Phoenix Concept Cablevision, Inc.                    22.32

        An analysis of the Partnership's net investment in foreclosed cable systems joint ventures is as follows:
                                                                          Net
                   Net Investment                                     Investment
                   at Beginning                Equity in                at End
Date                of Period    Contributions Earnings  Distributions of Period
----              -------------- ------------- --------- ------------- ---------
                                      (Amounts in Thousands)
Year Ended
  December 31, 1996    $ 321        $   0        $   3       $  55       $ 267
                       =====        =====        =====       =====       =====
Year Ended
  December 31, 1997    $ 267        $   0        $  (6)      $  34      $  227
                       =====        =====        =====       =====       =====

        The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                                       December 31, 1997
                                                       -----------------
                                                     (Amounts in Thousands)

        Assets                                             $ 1,809
        Liabilities                                            358
        Partners' Capital                                    1,451

                                               For the Years Ended December 31,
                                                    1997              1996
                                                    ----              ----
                                                     (Amounts in Thousands)

        Revenue                                  $   876           $   873
        Expenses                                     917               851
        Net Income (Loss)                            (41)               22

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

        Phoenix Concept Cablevision of South Carolina, Inc., which is wholly owned by Phoenix Concept Cablevision, Inc., has accepted and agreed to the terms stated on a Letter of Intent dated December 23, 1997 to sell all or substantially all of its assets, with a carrying value of $1.0 million at December 31, 1997, for approximately $1.8 million. Cash, accounts receivable, marketable securities and similar investments are excluded from this sale. This Letter of Intent is subject to a definitive asset purchase agreement which is currently being negotiated with the potential buyer.


Note 9.    Accounts Payable and Accrued Expenses.

        Accounts payable and accrued expenses consist of the following at December 31:

                                                               1997
                                                               ----
                                                       (Amounts in Thousands)

        General Partner and affiliates                       $    73
        Security deposits                                         43
        Equipment lease operations                                18
        Other                                                    218
                                                             -------

           Total                                             $   352
                                                             =======


Note 10.   Income Taxes.

        Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

        The net difference between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 1997:

                           Reported Amounts      Tax Basis      Net Difference
                           ----------------      ---------      --------------
                                           (Amounts in Thousands)

        Assets                $  2,787           $  3,289          $  (498)
        Liabilities              1,130                974              156

        The Subsidiary is a corporation subject to state and federal tax regulations. The Subsidiary reports to the taxing authority on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes than for income tax purposes, deferred taxes are provided for such differences using the liability method. The subsidiary was formed in July 1993.

        The Subsidiary's income tax benefit includes the following components for the years ended December 31:

                                                        1997          1996
                                                        ----          ----
                                                      (Amounts in Thousands)

           Current tax benefit                         $  -          $   13
           Deferred tax asset related to
            future taxable income,  net                     9            30
                                                       ------        ------
             Income tax benefit, net                   $    9        $   43
                                                       ======        ======

        The income tax benefit differed from the statutory federal rate because of the following:

                                                        1997          1996
                                                        ----          ----
                                                      (Amounts in Thousands)

           Federal income tax benefit, based
            on statutory federal income tax
            rate of 34%                                $    8        $   39
           State income tax benefit, net of
            federal provision                               1             4
                                                       ------        ------
             Total Income tax benefit                  $    9        $   43
                                                       ======        ======

        The Subsidiary's net deferred tax asset as of December 31, resulted from the following temporary differences:

                                                               1997
                                                               ----
                                                      (Amounts in Thousands)

           Depreciation and amortization                     $   110
           Bad debt expense                                        7
           Interest expense                                      (32)
           Net operating loss carryforward                        58
                                                             --------
               Subtotal                                          143
           Valuation allowance                                   (10)
                                                             -------
           Deferred tax asset                                $   133
                                                             =======

        The Partnership has provided a valuation allowance for the deferred tax asset of $10,000 as of December 31, 1997 based on the General Partner's evaluation of the likelihood that such benefit will ultimately be realized.

        As of December 31, 1997 the Subsidiary's net operating loss carryforward of $58,000 for federal and state tax reporting purposes expires December 31, 2011.


Note 11.   Related Entities.

        The General Partner serves in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.

        The General Partner incurs certain expenses, such as data processing, equipment storage and equipment remarketing costs, for which it is reimbursed by the Partnership. Equipment remarketing costs are incurred as the General Partner remarkets certain equipment on behalf of the Partnership. These expenses incurred by the General Partner are reimbursed at the lower of the actual costs or an amount equal to 90% of the fair market value for such services. The equipment remarketing costs reimbursed to the General Partner were $0 and $3,000 for the year ended December 31, 1997 and 1996, respectively.


Note 12.   Net Income (Loss) and Distributions per Limited Partnership Unit.

        Net income and distributions per limited partnership unit were based on the limited partner's share of consolidated net income and distributions, and the weighted average number of units outstanding of 345,496 and 345,974 for the years ended December 31, 1997 and 1996, respectively. For purposes of allocating consolidated income (loss) and distributions to each individual limited partner, the Partnership allocates consolidated net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the Partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of consolidated net income (loss) and distributions per limited partnership unit is not indicative of per unit consolidated income
(loss) and distributions due to reinvestments through the Capital Accumulation Plan.


Note 13.   Business Segments.

        The Consolidated Partnership currently operates in two business segments: the equipment leasing and financing industry and the cable TV industry. Information about the Consolidated Partnership's operations in these two segments are as follows:

                                              For the Years Ended December 31,
                                                    1997              1996
                                                    ----              ----
                                                    (Amounts in Thousands)

Total Revenues
    Equipment leasing and financing               $   212           $   861
    Cable TV operations                               619               483
                                                  -------           -------
        Total                                     $   831           $ 1,344
                                                  =======           =======

Net Income (Loss)
    Equipment leasing and financing               $   188           $   469
    Cable TV operations                               (13)              (70)
                                                  -------           -------
        Total                                     $   175           $   399
                                                  =======           =======

Identifiable Assets
    Equipment leasing and financing               $ 1,252           $ 3,121
    Cable TV operations                             1,710             1,870
                                                  -------           -------
        Total                                     $ 2,962           $ 4,991
                                                  =======           =======

Depreciation and Amortization Expense
    Equipment leasing and financing               $     2           $   116
    Cable TV operations                               262               281
                                                  -------           -------
        Total                                     $   264           $   397
                                                  =======           =======

Capital Expenditures
    Equipment leasing and financing               $   107           $   -
    Cable TV operations                                47                48
                                                  -------           -------
        Total                                     $   154           $    48
                                                  =======           =======

Note 14.   Fair Value of Financial Instruments.

        The carrying amounts reported on the balance sheet for cash and cash equivalents, available-for-sale securities and notes receivable approximate the fair values.


Note 15.   Subsequent Events.

        In January 1998, settlement proceeds of $752,000 were received for a note receivable with a net carrying value of $601,000, that was considered to be impaired at December 31, 1997.

        Phoenix Cablevision of Oregon, Inc. has accepted and agreed to the terms stated on a Letter of Intent dated February 11, 1998 to sell all or substantially all of its assets, with a net carrying value of $1.5 million at December 31, 1997 for $2 million. Cash, accounts receivable, marketable securities and similar investments will be excluded from the sale. This Letter of Intent is subject to a definitive asset purchase agreement which is currently being negotiated with the potential buyer.

Item 8.    Disagreements on Accounting and Financial Disclosure Matters.

    None.


                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

    The registrant is a limited partnership and, therefore, has no executive officers or directors. The general partner of the registrant is Phoenix Leasing Incorporated, a California corporation. The directors and executive officers of Phoenix Leasing Incorporated (PLI) are as follows:

    GUS CONSTANTIN, age 60, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

    GARY W. MARTINEZ, age 47, is Executive Vice President, Chief Operating Officer and a Director of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

    HOWARD SOLOVEI, age 36, is the Chief Financial Officer, Treasurer and a Director of PLI. He has been associated with PLI since 1984. Mr. Solovei oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Solovei graduated with a B.S. in Business Administration from the University of California, Berkeley.

    BRYANT J. TONG, age 43, is Senior Vice President, Financial Operations and a Director of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

    CYNTHIA E. PARKS, age 42, is Senior Vice President, General Counsel and Assistant Secretary of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a Bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

    Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

    Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

        Phoenix Leasing American Business Fund, L.P.
        Phoenix Leasing Cash Distribution Fund V, L.P.
        Phoenix Income Fund, L.P.
        Phoenix Leasing Cash Distribution Fund IV
        Phoenix High Tech/High Yield Fund and
        Phoenix Leasing Cash Distribution Fund III

Disclosure Pursuant to Section 16, Item 405 of Regulation S-K:

    The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 1997, all such required reports were filed on a timely basis, except for reports on Form 3 (Initial Statement of Beneficial Ownership of Securities) filed late by Howard Solovei and Cynthia E. Parks, each an executive officer of the General Partner (or any corporate general partner of the General Partner) of the Registrant. No units of limited partnership interest are held by such executive officers.

Certain Legal Proceedings.

    On October 28,  1997 a Class  Action  Complaint  was filed  against  Phoenix
Leasing Incorporated, Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships. The Companies received an extension of time to answer the Complaint and formal discovery has not commenced. The Companies intend to vigorously defend the Complaint.


Item 10.   Executive Compensation.

        Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner.

        (A)                  (B)                            (C)                                 (D)

                                                       Cash and cash-                    Aggregate of
Name of Individual      Capacities in                  equivalent forms                  contingent forms
or persons in group     which served                   of remuneration                   of remuneration
-------------------     -------------      -----------------------------------------     ----------------
                                                  (C1)                     (C2)
                                                                  Securities or property
                                       Salaries, fees, directors' insurance benefits or
                                       fees, commissions, and     reimbursement, personal
                                       bonuses                    benefits
                                       -------------------------  -----------------------
                                                    (Amounts in Thousands)
Phoenix Leasing
  Incorporated          General Partner        $   19(1)                  $  0                 $  0

Phoenix Cable
 Management, Inc.       Manager                    28(1)                     0                    0
                                               ------                     ----                 ----

                                               $   47                     $  0                 $  0
                                               ======                     ====                 ====

(1)  consists of management fees.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

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

Item 12.   Certain Relationships and Related Transactions.

        None.


                                     PART IV

Item 13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                       Page No.
                                                                       --------
(a)     1. Financial Statements:

           Consolidated Balance Sheets as of December 31, 1997            12
           Consolidated Statements of Operations for the years
             ended December 31, 1997 and 1996                             13
           Consolidated Statements of Partners' Capital for the
             years ended December 31, 1997 and 1996                       14
           Consolidated Statements of Cash Flows for the years
             ended December 31, 1997 and 1996                             15
           Notes to the Consolidated Financial Statements              16-26

        All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed for the quarter ended December 31, 1997.

(c)     Exhibits:

        21.Additional Exhibits.

           a)  Balance Sheet of Phoenix Leasing Incorporated       E21  1-14

           b)  Listing of all Subsidiaries of the Registrant:

               Phoenix Cablevision of Oregon, Inc., a Nevada corporation and wholly owned subsidiary

        27.Financial Data Schedule.

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

                                         PHOENIX LEASING INCOME FUND VII
                                                   (Registrant)

                                         BY:   PHOENIX LEASING INCORPORATED,
                                               A CALIFORNIA CORPORATION
                                               GENERAL PARTNER


        Date:  March 24, 1998            By:   /S/ GUS CONSTANTIN
               --------------                  --------------------------
                                               Gus Constantin, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                           Date
       ---------                      -----                           ----

/S/ GUS CONSTANTIN       President, Chief Executive Officer      March 24, 1998
--------------------     and a Director of                       --------------
(Gus Constantin)         Phoenix Leasing Incorporated
                         General Partner


/S/ GARY W. MARTINEZ     Executive Vice President,               March 24, 1998
--------------------     Chief Operating Officer                 --------------
(Gary W. Martinez)       and a Director of
                         Phoenix Leasing Incorporated
                         General Partner


/S/ HOWARD SOLOVEI       Chief Financial Officer,                March 24, 1998
--------------------     Treasurer and a Director of             --------------
(Howard Solovei)         Phoenix Leasing Incorporated
                         General Partner


/S/ BRYANT J. TONG       Senior Vice President,                  March 24, 1998
--------------------     Financial Operations                    --------------
(Bryant J. Tong)         (Principal Accounting Officer)
                         and a Director of
                         Phoenix Leasing Incorporated
                         General Partner