Form 10QSB
period 1998-03-31
PHOENIX LEASING INCOME FUND VII
filed 1998-05-14
CIK 732676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------


                                   FORM 10-QSB

__X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

 _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.



                         Commission File Number 0-12593
                                                -------


                         PHOENIX LEASING INCOME FUND VII
--------------------------------------------------------------------------------
                                   Registrant

           California                                    68-0001202
----------------------------------            ----------------------------------
      State of Jurisdiction                   I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                     94901-5527
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

                               Yes __X__ No _____

345,431 Units of Limited Partnership Interest were outstanding as of March 31, 1998.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                         March 31,  December 31,
ASSETS                                                     1998         1997
                                                           ----         ----

Cash and cash equivalents                                 $1,158      $  333

Accounts receivable (net of allowance
   for losses on accounts receivable of $23
   and $37 at March 31, 1998 and December 31,
   1997, respectively)                                        25          33

Notes receivable (net of allowance for
   losses on notes receivable of $55 at
   March 31, 1998 and December 31, 1997)                     -           601

Equipment on operating leases and held for
   lease (net of accumulated depreciation
   of $660 and $715 at March 31, 1998
   and December 31, 1997, respectively)                      -           -

Property, cable systems and equipment
   (net of accumulated  depreciation of $514
   and $472 at March 31, 1998 and December
   31, 1997, respectively)                                   739         774

Cable subscriber lists and franchise rights
   (net of accumulated  amortization of
   $713 and $660 at March 31, 1998 and
   December 31, 1997, respectively)                          578         632

Investment in joint ventures                                 407         410

Other assets                                                 218         179
                                                          ------      ------

     Total Assets                                         $3,125      $2,962
                                                          ======      ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                  $  390      $  352

   Liquidation fees payable to General Partner               953         953
                                                          ------      ------


     Total Liabilities                                     1,343       1,305
                                                          ------      ------

Partners' Capital

   General Partner                                           363         348

   Limited Partners, 480,000 units authorized,
     366,432 units issued and 345,431 and
     345,496 units outstanding at March 31,
     1998 and December 31, 1997, respectively              1,382       1,298

   Unrealized gains on available-for-sale securities          37          11
                                                          ------      ------

     Total Partners' Capital                               1,782       1,657
                                                          ------      ------

     Total Liabilities and Partners' Capital              $3,125      $2,962
                                                          ======      ======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                            1998        1997
                                                            ----        ----
INCOME

   Cable subscriber revenue                                 $ 150       $ 146
   Interest income, notes receivable                          151          18
   Rental income                                               41          73
   Equity in earnings from joint ventures, net                  5          32
   Other income                                                15          15
                                                            -----       -----

     Total Income                                             362         284
                                                            -----       -----

EXPENSES

   Depreciation and amortization                               96          72
   Cable system operations                                     72          79
   Management fees to General Partner                          54          13
   Lease related operating expenses                             -           1
   Reimbursed administrative costs to General Partner           1           -
   Provision for losses on receivables                          1           -
   General and administrative expenses                         59          61
                                                            -----       -----

     Total Expenses                                           283         226
                                                            -----       -----

Net income before income taxes                                 79          58
Income tax benefit                                             20           3
                                                            -----       -----

NET INCOME                                                  $  99       $  61
                                                            =====       =====


NET INCOME PER LIMITED PARTNERSHIP UNIT                     $ .24       $ .15
                                                            =====       =====

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                  $   -       $3.78
                                                            =====       =====

ALLOCATION OF NET INCOME:
   General Partner                                          $  15       $   9
   Limited Partners                                            84          52
                                                            -----       -----

                                                            $  99       $  61
                                                            =====       =====

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                             Three Months Ended
                                                                  March 31,
                                                             1998          1997
                                                             ----          ----
Operating Activities:
   Net income                                              $    99      $    61

     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                          96           72
         Gain on sale of equipment                              (1)          (1)
         Equity in earnings from joint ventures, net            (5)         (32)
         Provision for losses on accounts receivable             1          -
         Decrease (increase) in accounts receivable              7          (27)
         Increase (decrease) in accounts payable
           and accrued expenses                                 38          (26)
         Increase in deferred income tax asset                 (20)          (3)
         Decrease (increase) in other assets                     6           (8)
                                                           -------      -------

Net cash provided by operating activities                      221           36
                                                           -------      -------

Investing Activities:
   Principal payments, notes receivable                        601          -
   Proceeds from sale of equipment                               1            1
   Distributions from joint ventures                             8          118
   Property, plant and equipment, cable systems                 (6)         (23)
                                                           -------      -------

Net cash provided by investing activities                      604           96
                                                           -------      -------

Financing Activities:
   Distributions to partners                                   -         (1,307)
                                                           -------      -------

Net cash used by financing activities                          -         (1,307)
                                                           -------      -------

Increase (decrease) in cash and cash equivalents               825       (1,175)

Cash and cash equivalents, beginning of period                 333        2,155
                                                           -------      -------

Cash and cash equivalents, end of period                   $ 1,158      $   980
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

Note 2.       Reclassification.

         Reclassification - Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

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

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At March 31, 1998 the recorded investment in notes that are considered to be impaired was $55,000, for which the related allowance for losses is $55,000. The average recorded investment in impaired loans during the three months ended March 31, 1998 and 1997 was approximately $55,000 and $662,000, respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                                     1998           1997
                                                     ----           ----
                                                    (Amounts In Thousands)
     Beginning balance                               $ 55           $359
          Provision for losses                          -              -
          Write downs                                   -              -
                                                     ----           ----
     Ending balance                                  $ 55           $359
                                                     ====           ====

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

       Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 345,431 and 345,974 for the three months ended March 31, 1998 and 1997. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 6.       Investment in Joint Ventures.

Equipment Joint Venture

         The aggregate financial information of the equipment joint venture is presented below:

                                                March 31,         December 31,
                                                  1998                1997
                                                  ----                ----
                                                    (Amounts in Thousands)

              Assets                           $    983           $     988
              Liabilities                            49                  58
              Partners' Capital                     934                 930

                                                     Three Months Ended
                                                         March 31,
                                                  1998                1997
                                                  ----                ----
                                                    (Amounts in Thousands)

              Revenue                          $     30           $     486
              Expenses                               14                 209
              Net Income                             16                 277

Financing Joint Ventures

         The aggregate financial information of the financing joint venture is presented below:

                                                March 31,         December 31,
                                                  1998                1997
                                                  ----                ----
                                                    (Amounts in Thousands)

              Assets                           $     35           $      39
              Liabilities                            10                  11
              Partners' Capital                      25                  28

                                                     Three Months Ended
                                                          March 31,
                                                  1998                1997
                                                  ----                ----
                                                    (Amounts in Thousands)

              Revenue                           $    19            $     14
              Expenses                                0                   3
              Net Income                             19                  11

Foreclosed Cable Systems Joint Venture

         The aggregate financial information of the financing joint venture is presented below:

                                                March 31,         December 31,
                                                  1998                1997
                                                  ----                ----
                                                    (Amounts in Thousands)

              Assets                           $  1,785           $   1,809
              Liabilities                           340                 358
              Partners' Capital                   1,445               1,451

                                                     Three Months Ended
                                                          March 31,
                                                  1998                1997
                                                  ----                ----
                                                    (Amounts in Thousands)

              Revenue                           $   220            $    210
              Expenses                              226                 223
              Net Loss                               (6)                (13)

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Income Fund VII and Subsidiary (the Partnership) reported net income of $99,000 during the three months ended March 31, 1998, as compared to net income of $61,000 during the same period in the preceding year.

         Total revenues increased by $78,000 for the three months ended March 31, 1998, as compared to the previous year. This increase is primarily the result of a $133,000 increase in interest income from notes receivable. This was partially offset by a decrease in rental income with respect to the Partnership's leasing activities, which is the result of an overall reduction in the size of the equipment portfolio due to ongoing sales. The aggregate original cost of equipment owned directly by the Partnership is $1 million at March 31, 1998, as compared to $2.1 million at March 31, 1997.

         The increase in interest income from notes receivable of $133,000 for the three months ended March 31, 1998, compared to the same period in the prior year, is due to the Partnership receiving settlement proceeds from a defaulted notes receivable. The Partnership received proceeds of $752,000 as settlement on a note with a net carrying value of $601,000.

         Total expenses for the three months ended March 31, 1998 increased by $57,000, as compared to the same period in 1997. The increase is primarily attributable to an increase in management fees to the General Partner of $41,000. This increase in management fees is directly attributable to the previously mentioned settlement proceeds received from a defaulted notes receivable. Depreciation and amortization increased $24,000, compared to the same period in the prior year, due to an increase in the cable system depreciation.

         Because Phoenix Leasing Income Fund VII is in its liquidation stage, it is not expected that the Partnership will acquire any additional equipment for its leasing activities. As a result, revenues from leasing activities are expected to continue to decline as the portfolio is liquidated.

Cable System

         The Partnership acquired a cable system in satisfaction of a defaulted note receivable held by the Partnership. The Partnership assumed ownership of this cable system on October 28, 1993. Both cable subscriber revenue and cable system operations expenses remained relatively the same for the three months ended March 31, 1998, as compared to the same period in 1997.

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

         Earnings from equipment and financing joint ventures decreased by $27,000 for the three months ended March 31, 1998, as compared to same period in the prior year. The decrease in earnings of $28,000 from equipment joint ventures for the three months ended March 31, 1998, is a result of one equipment joint venture having sold its remaining equipment and notes receivable during the year ended December 31, 1997. The increase in earnings from financing joint ventures of $1,000 is due to the increase in interest income from notes receivable.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from equipment leasing and financing activities. The Partnership has contractual obligations with lessees for fixed lease terms at fixed rental amounts. The Partnership's future liquidity is dependent upon its receiving payment of such contractual obligations. As the initial lease terms expire, the Partnership will continue to renew, remarket or sell the equipment. The future liquidity in excess of the remaining contractual obligations will depend upon the General Partner's success in re-leasing and selling the Partnership's equipment as it comes off lease. The Partnership also owns a cable television system and has investments in equipment leasing and foreclosed cable television system joint ventures.

         During the three months ended March 31, 1998, the net cash provided by leasing, financing and cable television activities was $823,000, compared to $36,000 for the same period in the prior year. The net increase in cash generated is due to the receipt of a note receivable settlement during the three months ended March 31, 1998.

         Distributions from joint ventures is another source of cash generated by the Partnership. The Partnership received distributions from equipment joint ventures of $4,000 for the three months ended March 31, 1998, compared to $115,000 for the same period in 1997. Distributions from joint ventures decreased $111,000 for the three months ended March 31, 1998 compared to the same period in the prior year, due to the closure of one joint venture as well as another joint venture experiencing a decline in cash available for distributions as a result of a reduction in rental income and sales proceeds received. Distributions from financing joint ventures were $4,000 and $3,000 for the three months ended March 31, 1998 and 1997, respectively.

         As of March 31, 1998, the Partnership owned equipment held for lease with a purchase price of $974,000 and a net book value of $0 compared to $959,000 and $0, respectively at March 31, 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The Limited Partners received distributions of $0 and $1,307,000 for the three months ended March 31, 1998 and 1997, respectively. As a result, the cumulative cash distributions to the Limited Partners are $84,744,000 and $83,887,000 at March 31, 1998 and 1997, respectively. The General Partner did not receive distributions during the three months ended March 31, 1998 and 1997. The Partnership will not be making any further distributions until its termination at which time a final distribution of excess cash, if any, will be distributed.

         As the Partnership's asset portfolio continues to decline as a result of the on-going liquidation of assets, it is expected that the cash generated from leasing operations will also decline. The Partnership will be fully liquidated by its termination date of December 31, 1998.

         Cash on hand and cash generated from cable television, equipment leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Consolidated Partnership's ongoing operational expenses.

                         PHOENIX LEASING INCOME FUND VII

                                 March 31, 1998

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

                                           PHOENIX LEASING INCOME FUND VII
                                           -------------------------------
                                                   (Registrant)


    Date                       Title                             Signature
    ----                       -----                             ---------


May 13, 1998         Executive Vice President,             /S/ GARY W. MARTINEZ
---------------      Chief Operating Officer               --------------------
                     and a Director of                     (Gary W. Martinez)
                     Phoenix Leasing Incorporated
                     General Partner



May 13, 1998         Chief Financial Officer,              /S/ HOWARD SOLOVEI
---------------      Treasurer and a Director of           --------------------
                     Phoenix Leasing Incorporated          (Howard Solovei)
                     General Partner



May 13, 1998         Senior Vice President,                /S/ BRYANT J. TONG
---------------      Financial Operations                  --------------------
                     (Principal Accounting Officer)        (Bryant J. Tong)
                     and a Director of
                     Phoenix Leasing Incorporated
                     General Partner