Form 10QSB
period 1998-06-30
PHOENIX LEASING INCOME FUND VII
filed 1998-08-13
CIK 732676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

__X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                               Yes __X__ No _____

345,431 Units of Limited Partnership Interest were outstanding as of June 30, 1998.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          June 30,  December 31,
                                                            1998        1997
                                                            ----        ----
ASSETS
Cash and cash equivalents                                  $1,159     $  333

Accounts  receivable (net of allowance
   for losses on accounts  receivable of $17
   and $37 at June 30, 1998 and December 31,
   1997, respectively)                                         26         33

Notes receivable (net of allowance for losses
   on notes receivable of $0 and $55 at June 30,
   1998 and December 31, 1997, respectively)                 --          601

Equipment on operating leases and held for
   lease (net of accumulated depreciation of
   $484 and $715 at June 30, 1998 and December
   31, 1997, respectively)                                   --         --

Property, cable systems and equipment (net
   of accumulated depreciation of $546 and
   $472 at June 30, 1998 and December 31,
   1997, respectively)                                        713        774

Cable subscriber lists and franchise rights
   (net of accumulated amortization of $754
   and $660 at June 30, 1998 and December 31,
   1997, respectively)                                        538        632

Investment in joint ventures                                  402        410

Other assets                                                  210        179
                                                           ------     ------

     Total Assets                                          $3,048     $2,962
                                                           ======     ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                   $  352     $  352

   Liquidation fees payable to General Partner                953        953
                                                           ------     ------

     Total Liabilities                                      1,305      1,305
                                                           ------     ------

Partners' Capital

   General Partner                                            360        348

   Limited Partners, 480,000 units
     authorized, 366,432 units issued and
     345,431 and 345,496 units outstanding
     at June 30, 1998 and December 31, 1997,
     respectively                                           1,364      1,298

   Unrealized gains on available-for-sale securities           19         11
                                                           ------     ------

     Total Partners' Capital                                1,743      1,657
                                                           ------     ------

     Total Liabilities and Partners' Capital               $3,048     $2,962
                                                           ======     ======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                            Three Months Ended Six Months Ended
                                                 June 30,          June 30,
                                              1998     1997     1998     1997
                                              ----     ----     ----     ----
INCOME

   Cable subscriber revenues                  $ 150    $ 154   $ 299   $ 300
   Rental income                                  7        7      48      81
   Equity in earnings from joint
     ventures, net                               10       75      15     107
   Interest income, notes receivable            --       --      151      18
   Other income                                  18       21      33      35
                                              -----    -----   -----   -----
     Total Income                               185      257     546     541
                                              -----    -----   -----   -----

EXPENSES

   Depreciation and amortization                 72       72     168     144
   Lease related operating expenses             --       --      --        2
   Cable systems operations                      75       73     146     152
   Management fees to General Partner             6        9      60      21
   Provision for losses on receivables            1        2       3       3
   Reimbursed administrative cost to
     General Partner                              2      --        3     --
   General and administrative expenses           51       50     110     110
                                              -----    -----   -----   -----
     Total Expenses                             207      206     490     432
                                              -----    -----   -----   -----

Net income (loss) before income taxes           (22)      51      56     109
Income tax benefit                                1      --       22       3
                                              -----    -----   -----   -----

NET INCOME (LOSS)                             $ (21)   $  51   $  78   $ 112
                                              =====    =====   =====   =====


NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                           $(.05)   $ .12   $ .19   $ .27
                                              =====    =====   =====   =====

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                           $ --     $ --    $ --    $3.78
                                              =====    =====   =====   =====

ALLOCATION OF NET INCOME (LOSS):
     General Partner                          $  (3)   $   8   $  12   $  17
     Limited Partners                           (18)      43      66      95
                                              -----    -----   -----   -----

                                              $ (21)   $  51   $  78   $ 112
                                              =====    =====   =====   =====

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Six Months Ended
                                                                  June 30,
                                                              1998        1997
                                                              ----        ----
Operating Activities:
   Net income                                               $    78     $   112

   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Depreciation and amortization                            168         144
       Gain on sale of equipment                                 (1)         (2)
       Equity in earnings from joint ventures, net              (15)       (107)
       Provision for losses on accounts receivable                3           3
       Decrease (increase) in accounts receivable                 4         (10)
       Decrease in accounts payable and accrued expenses       --           (18)
       Increase in deferred income tax asset                    (22)         (2)
       Increase in other assets                                  (1)        (12)
                                                            -------     -------

Net cash provided by operating activities                       214         108
                                                            -------     -------

Investing Activities:
   Principal payments, notes receivable                         601        --
   Proceeds from sale of equipment                                1           2
   Distributions from joint ventures                             23         202
   Property, cable systems and equipment                        (13)        (27)
                                                            -------     -------

Net cash provided by investing activities                       612         177
                                                            -------     -------

Financing Activities:
   Distributions to partners                                   --        (1,307)
                                                            -------     -------

Net cash used by financing activities                          --        (1,307)
                                                            -------     -------

Increase (decrease) in cash and cash equivalents                826      (1,022)

Cash and cash equivalents, beginning of period                  333       2,155
                                                            -------     -------

Cash and cash equivalents, end of period                    $ 1,159     $ 1,133
                                                            =======     =======



        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.       General.
              -------

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

         The Partnership Agreement stipulates the methods by which income will be allocated to the General Partner and the limited partners. Such allocations will be made using income or loss calculated under Generally Accepted Accounting Principles for book purposes, which varies from income or loss calculated for tax purposes.

         The calculation of items of income and loss for book and tax purposes may result in book basis capital accounts that vary from the tax basis capital accounts. The requirement to restore any deficit capital balances by the General Partner will be determined based on the tax basis capital accounts. At liquidation of the Partnership, the General Partner's remaining book basis capital accounts will be reduced to zero through the allocation of income or loss.

         Phoenix Cablevision of Oregon, Inc. has entered into an Asset Purchase Agreement dated July 9, 1998 to sell all or substantially all of its assets with a net carrying value of $1.3 million at June 30, 1998 for $2 million. Cash, accounts receivable, marketable securities and similar investments will be excluded from the sale.

Note 2.       Reclassification.
              ----------------

         Reclassification - Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

Note 3.       Income Taxes.
              ------------

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

Note 4.       Notes Receivable.
              ----------------

         Impaired Notes Receivable. At June 30, 1998, the net investment in notes is $0. The average recorded investment in impaired loans during the six months ended June 30, 1998 and 1997 was approximately $27,000 and $661,000, respectively.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:
                                                        1998            1997
                                                        ----            ----
                                                       (Amounts in Thousands)

         Beginning balance                              $ 55            $359
             Provision for losses                        --              --
             Write downs                                 (55)            --
                                                        ----            ----
         Ending balance                                 $--             $359
                                                        ====            ====


         The Partnership wrote-off the outstanding note receivable balance of $55,000 during the three months ended June 30, 1998 from a cable television system operator which was considered to be impaired. This note receivable had been fully reserved for in a previous year.

Note 5.       Net Income (Loss) and Distributions Per Limited Partnership Unit.
              ----------------------------------------------------------------

         Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income (loss) and distributions, and the weighted average number of units outstanding of 345,431 and 345,974 for the six months ended June 30, 1998 and 1997, respectively. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 6.       Investment in Joint Ventures.
              ----------------------------

Equipment Joint Ventures
------------------------

         The aggregate financial information of the equipment joint ventures is presented as follows:

                                         June 30,             December 31,
                                           1998                   1997
                                           ----                   ----
                                             (Amounts in Thousands)

         Assets                            $942                   $988
         Liabilities                         50                     58
         Partners' Capital                  892                    930

                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                      1998      1997       1998     1997
                                      ----      ----       ----     ----
                                             (Amounts in Thousands)

         Revenue                       $ 18      $466      $ 48      $952
         Expenses                         2       252        16       461
         Net Income                      16       214        32       491

Financing Joint Ventures
------------------------

         The aggregate financial information of the equipment joint ventures is presented as follows:

                                                June 30,  December 31,
                                                  1998        1997
                                                  ----        ----
                                                (Amounts in Thousands)

         Assets                                   $49         $39
         Liabilities                               10          11
         Partners' Capital                         39          28

                                        Three Months Ended  Six Months Ended
                                             June 30,           June 30,
                                          1998      1997     1998     1997
                                          ----      ----     ----     ----
                                                (Amounts in Thousands)

         Revenue                           $42      $ 6      $62       $20
         Expenses                            2        2        3         5
         Net Income                         40        4       59        15

Foreclosed Cable Systems Joint Venture
--------------------------------------

         The aggregate financial information of the foreclosed cable systems joint ventures is presented as follows:


                                                June 30,  December 31,
                                                  1998        1997
                                                  ----        ----
                                                (Amounts in Thousands)


         Assets                                   $1,795      $1,809
         Liabilities                                 343         358
         Partners' Capital                         1,452       1,451



                                        Three Months Ended  Six Months Ended
                                             June 30,           June 30,
                                          1998      1997     1998     1997
                                          ----      ----     ----     ----
                                                (Amounts in Thousands)

         Revenue                           $ 229    $ 225    $ 448    $ 436
         Expenses                            222      225      447      448
         Net Income (Loss)                     7     --          1      (12)

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY


Item 2.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations.
              ---------------------


Results of Operations

         Phoenix Leasing Income Fund IV and Subsidiary (the Partnership) reported a net loss of $21,000 and net income of $78,000 during the three and six months ended June 30, 1998, respectively, as compared to net income of $51,000 and $112,000 during the same periods in the preceding year.

         Total revenues decreased by $72,000 for the three months ended June 30, 1998, as compared to the same period in the previous year. This decrease is primarily the result of a decrease in earnings from joint ventures. In contrast, total revenues increased by $5,000 for the six months ended June 30, 1998, as compared to the same period in the previous year. This increase is due to an increase in interest income from notes receivable of $133,000, offset by a decrease in rental income of $33,000 and earnings from joint ventures of $92,000.

         The increase in interest income from notes receivable of $133,000 for the six months ended June 30, 1998, compared to the same period in the prior year, is due to the Partnership receiving settlement proceeds from a defaulted notes receivable. The Partnership received proceeds of $752,000 as a settlement on a note with a carrying value of $601,000.

         The decline in rental income for the six months ended June 30, 1998, compared to the same period in the prior year, is the result of an overall reduction in the size of the equipment portfolio due to ongoing sales. The aggregate original cost of equipment owned directly by the Partnership is $599,000 at June 30, 1998, as compared to $2.1 million at June 30, 1997.

         Total expenses increased by $1,000 and $58,000 for the three and six months ended June 30, 1998, respectively, as compared to the same periods in the prior year. The increase in expenses, for the six months ended June 30, 1998, is primarily attributable to an increase in management fees to the General Partner of $39,000 and an increase in depreciation expense of $24,000. The increase in management fees is attributable to the settlement proceeds received from a defaulted notes receivable, previously discussed. Depreciation and amortization increased due to an increase in the cable system depreciation.

         Because Phoenix Leasing Income Fund VII is in its liquidation stage, it is not expected that the Partnership will acquire any additional equipment for its leasing activities. As a result, revenues from leasing activities are expected to continue to decline.

Cable System
------------

         The Partnership acquired a cable system in satisfaction of a defaulted note receivable held by the Partnership. Both cable subscriber revenue and cable system operations expenses remained relatively the same for the six months ended June 30, 1998, as compared to the same period in 1997.

Joint Ventures
--------------

         The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to continue to decline as the portfolios are liquidated.

         Earnings from equipment and financing joint ventures decreased by $65,000 and $92,000 for the three and six months ended June 30, 1998, respectively, as compared to the same periods in the prior year. The decrease in earnings from equipment joint ventures of $70,000 and $99,000, for the three and six months ended June 30, 1998, respectively, is a result of one equipment joint venture having sold its remaining equipment and note receivable during the year ended December 31, 1997. The increase in earnings from financing joint ventures of $5,000 and $7,000, for the three and six months ended June 30, 1998, respectively, is due to the increase in interest income from notes receivable.

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

         During the six months ended June 30, 1998, the net cash provided by leasing, financing and cable television activities was $815,000, compared to $108,000 for the same period in the year. The net increase in cash generated is due to the receipt of a note receivable settlement during the six months ended June 30, 1998.

         Distributions from joint ventures is another source of cash generated by the Partnership. The Partnership received distributions from joint ventures of $23,000 for the six months ended June 30, 1998, compared to $202,000 for the same period in 1997. Distributions from equipment joint ventures decreased $182,000 for the six months ended June 30, 1998, compared to the same period in the prior year, due to the closure of one equipment joint venture as well as another equipment joint venture experiencing a decline in cash available for distributions as a result of a reduction in rental income and sales proceeds received. Distributions from financing joint ventures were $7,000 and $4,000 for the six months ended June 30, 1998 and 1997, respectively.

         As of June 30, 1998, the Partnership owned equipment held for lease with a purchase price of $561,000 and a net book value of $0 compared to $1,859,000 and $0, respectively at June 30, 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The Limited Partners received distributions of $0 and $1,307,000 for the six months ended June 30, 1998 and 1997, respectively. As a result, the cumulative cash distributions to the Limited Partners are $84,744,000 and $83,887,000 at June 30, 1998 and 1997, respectively. The General Partner did not receive distributions during the six months ended June 30, 1998 and 1997.

         As the Partnership's asset portfolio continues to decline as a result of the on-going liquidation of assets, it is expected that the cash generated from leasing operations will also decline. It is anticipated that the Partnership will be fully liquidated by its termination date of December 31, 1998.

         Cash on hand and cash generated from cable television, equipment leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Consolidated Partnership's ongoing operational expenses.

                         PHOENIX LEASING INCOME FUND VII

                                  June 30, 1998

                           Part II. Other Information.
                                    -----------------


Item 1.       Legal Proceedings.
              -----------------

              On October 28, 1997 a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fidicuary duty and breach of contract by the Companies as general partners of the Partnerships. Plaintiffs are expected to serve an amended complaint on August 14, 1998. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

Item 2.       Changes in Securities.  Inapplicable
              ---------------------

Item 3.       Defaults Upon Senior Securities.  Inapplicable
              -------------------------------

Item 4.       Submission of Matters to a Vote of Securities Holders.
              -----------------------------------------------------
              Inapplicable

Item 5.       Other Information.  Inapplicable
              -----------------

Item 6.       Exhibits and Reports on 8-K:
              ---------------------------

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


August 13, 1998      Executive Vice President,             /S/ GARY W. MARTINEZ
---------------      Chief Operating Officer               --------------------
                     and a Director of                     (Gary W. Martinez)
                     Phoenix Leasing Incorporated
                     General Partner



August 13, 1998      Chief Financial Officer,              /S/ HOWARD SOLOVEI
---------------      Treasurer and a Director of           --------------------
                     Phoenix Leasing Incorporated          (Howard Solovei)
                     General Partner



August 13, 1998      Senior Vice President,                /S/ BRYANT J. TONG
---------------      Financial Operations                  --------------------
                     (Principal Accounting Officer)        (Bryant J. Tong)
                     and a Director of
                     Phoenix Leasing Incorporated
                     General Partner