Form 10QSB
period 1998-09-30
PHOENIX LEASING INCOME FUND VII
filed 1998-11-12
CIK 732676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

  X     QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                               Yes   X   No
                                   -----    -----

345,431 Units of Limited Partnership Interest were outstanding as of September 30, 1998.

Transitional small business disclosure format:

                               Yes       No   X
                                   -----    -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                    September 30,  December 31,
                                                        1998           1997
                                                        ----           ----
ASSETS
Cash and cash equivalents                              $1,264         $  333

Accounts receivable (net of allowance for
   losses on accounts receivable of $23 and
   $37 at September 30, 1998 and December
   31, 1997, respectively)                                 11             33

Notes receivable (net of allowance for losses
   on notes receivable of $0 and $55 at
   September 30, 1998 and December 31, 1997,
   respectively)                                         --              601

Equipment on operating leases and held for
   lease (net of accumulated depreciation of
   $293 and $715 at September 30, 1998 and
   December 31, 1997, respectively)                      --             --

Property, cable systems and equipment (net
   of accumulated depreciation of $579 and
   $472 at September 30, 1998 and December
   31, 1997, respectively)                                698            774

Cable subscriber lists and franchise rights
   (net of accumulated amortization of $794
   and $660 at September 30, 1998 and
   December 31, 1997, respectively)                       498            632

Investment in joint ventures                              245            410

Other assets                                              184            179
                                                       ------         ------
     Total Assets                                      $2,900         $2,962
                                                       ======         ======
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses               $  306         $  352

   Liquidation fees payable to General
     Partner                                              953            953
                                                       ------         ------
     Total Liabilities                                  1,259          1,305
                                                       ------         ------
Partners' Capital
   General Partner                                        348            348

   Limited Partners, 480,000 units authorized,
     366,432 units issued and 345,431 and
     345,496 units outstanding at September
     30, 1998 and December 31, 1997, respectively       1,293          1,298

Unrealized gains on available-for-sale securities        --               11
                                                       ------         ------
     Total Partners' Capital                            1,641          1,657
                                                       ------         ------
     Total Liabilities and Partners' Capital           $2,900         $2,962
                                                       ======         ======


        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                               1998   1997        1998   1997
                                               ----   ----        ----   ----
INCOME

   Cable subscriber revenues                  $ 149   $ 156      $ 448   $ 456
   Rental income                                 52      36        100     117
   Equity in losses from joint ventures,
     net                                       (106)   (125)       (91)    (17)
   Interest income, notes receivable           --      --          151      17
   Other income                                  32       7         65      42
                                              -----   -----      -----   -----
     Total Income                               127      74        673     615
                                              -----   -----      -----   -----

EXPENSES

   Depreciation and amortization                 73      72        241     216
   Lease related operating expenses               6    --            7       1
   Cable systems operations                      77      72        223     224
   Management fees to General Partner            13      15         73      37
   Provision for losses on receivables           17       8         19      11
   Reimbursed administrative cost to
     General Partner                              2    --            5    --
   Legal expenses                                 4      73         30     124
   General and administrative expenses           20      22        104      81
                                              -----   -----      -----   -----
     Total Expenses                             212     262        702     694
                                              -----   -----      -----   -----

Net loss before income taxes                    (85)   (188)       (29)    (79)
Income tax benefit (expense)                      2      (3)        24    --
                                              -----   -----      -----   -----

NET LOSS                                      $ (83)  $(191)     $  (5)  $ (79)
                                              =====   =====      =====   =====


NET LOSS PER LIMITED
   PARTNERSHIP UNIT                           $(.20)  $(.50)     $(.01)  $(.23)
                                              =====   =====      =====   =====

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                           $--     $2.47      $--     $6.25
                                              =====   =====      =====   =====


ALLOCATION OF NET LOSS:
     General Partner                          $ (12)  $ (18)     $--     $  (1)
     Limited Partners                           (71)   (173)        (5)    (78)
                                              -----   -----      -----   -----

                                              $ (83)  $(191)     $  (5)  $ (79)
                                              =====   =====      =====   =====

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                             Nine Months Ended
                                                               September 30,
                                                              1998        1997
                                                              ----        ----
Operating Activities:
--------------------
   Net loss                                                 $    (5)    $   (79)

   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                            241         216
       Equity in losses from joint ventures, net                 91          17
       Gain on sale of equipment                                 (1)        (13)
       Gain on sale of marketable securities                    (15)       --
       Provision for losses on accounts receivable               19          11
       Decrease (increase) in accounts receivable                 3          (9)
       Decrease in accounts payable and accrued
         expenses                                               (46)        (42)
       Increase in deferred income tax asset                    (24)       --
       Increase in other assets                                --           (16)
                                                            -------     -------
Net cash provided by operating activities                       263          85
                                                            -------     -------

Investing Activities:
--------------------
   Principal payments, notes receivable                         601          30
   Proceeds from sale of equipment                                1          13
   Proceeds from sale of marketable securities                   23        --
   Distributions from joint ventures                             74         242
   Property, cable systems and equipment                        (31)        (33)
                                                            -------     -------

Net cash provided by investing activities                       668         252
                                                            -------     -------

Financing Activities:
--------------------
   Distributions to partners                                   --        (2,163)
                                                            -------     -------

Net cash used by financing activities                          --        (2,163)
                                                            -------     -------

Increase (decrease) in cash and cash equivalents                931      (1,826)

Cash and cash equivalents, beginning of period                  333       2,155
                                                            -------     -------

Cash and cash equivalents, end of period                    $ 1,264     $   329
                                                            =======     =======

        The accompanying notes are an integral part of these statements.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  General.
         -------

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.

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

         Phoenix Cablevision of Oregon, Inc., a wholly owned subsidiary of the Partnership, entered into an Asset Purchase Agreement dated July 9, 1998 to sell all or substantially all of its assets. On November 2, 1998, $1,974,000 was received for the sale of the assets.

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

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At September 30, 1998, the net investment in notes is $0. The average recorded investment in impaired loans during the nine months ended September 30, 1998 and 1997 was approximately $18,000 and $624,000, respectively.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:
                                                     1998        1997
                                                     ----        ----
                                                   (Amounts in Thousands)

         Beginning balance                           $  55       $ 359
             Provision for losses                     --          --
             Write downs                               (55)        (83)
                                                     -----       -----
         Ending balance                              $--         $ 276
                                                     =====       =====

         The Partnership wrote-off the outstanding note receivable balance of $55,000 during the nine months ended September 30, 1998 from a cable television system operator which was considered to be impaired. This note receivable had been fully reserved for in a previous year.

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income (loss) and distributions, and the weighted average number of units outstanding of 345,431 and 345,974 for the nine months ended September 30, 1998 and 1997, respectively. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Ventures
------------------------

         The aggregate financial information of the equipment joint ventures is presented as follows:

                                                  September 30, December 31,
                                                      1998          1997
                                                      ----          ----
                                                    (Amounts in Thousands)

         Assets                                       $243          $988
         Liabilities                                     4            58
         Partners' Capital                             239           930

                              Three Months Ended     Nine Months Ended
                                 September 30,         September 30,
                                1998       1997       1998       1997
                                ----       ----       ----       ----
                                        (Amounts in Thousands)

         Revenue              $    63    $    44    $   117    $   996
         Expenses                 640        685        662      1,146
         Net Loss                (577)      (641)      (545)      (150)

Financing Joint Ventures
------------------------

         The aggregate financial information of the financing joint ventures is presented as follows:

                                                    September 30, December 31,
                                                        1998          1997
                                                        ----          ----
                                                      (Amounts in Thousands)

         Assets                                         $41           $39
         Liabilities                                     18            11
         Partners' Capital                               23            28


                              Three Months Ended     Nine Months Ended
                                 September 30,         September 30,
                                1998       1997       1998       1997
                                ----       ----       ----       ----
                                        (Amounts in Thousands)

         Revenue                $ 5        $21         $66       $40
         Expenses                --          1           3         5
         Net Income               5         20          63        35

Foreclosed Cable Systems Joint Venture
--------------------------------------

         The aggregate financial information of the foreclosed cable systems joint ventures is presented as follows:

                                                 September 30, December 31,
                                                     1998          1997
                                                     ----          ----
                                                   (Amounts in Thousands)

         Assets                                    $1,591        $1,809
         Liabilities                                  329           358
         Partners' Capital                          1,262         1,451

                              Three Months Ended     Nine Months Ended
                                 September 30,         September 30,
                                1998       1997       1998       1997
                                ----       ----       ----       ----
                                        (Amounts in Thousands)

         Revenue                $ 228      $ 224      $ 676      $ 660
         Expenses                 233        234        680        682
         Net Loss                  (5)       (10)        (4)       (22)

Note 7.  Subsequent Events.
         -----------------

         On October 19, 1998, Phoenix Concept Cablevision, Inc., a foreclosed cable television system joint venture, received proceeds of $1,681,000 for the sale of its assets. The Partnership owns a 22.32% interest in this joint venture.

         On November 2, 1998, proceeds of $1,974,000 was received for the sale of the assets of Phoenix Cablevision of Oregon, Inc. These assets had a net carrying value of approximately $1,200,000 at September 30, 1998.

         A summary of the unaudited pro forma consolidated results of operations of the Partnership for the interim periods ended September 30, 1998 and 1997, as if the sale of Phoenix Cablevision of Oregon, Inc. had occurred at the beginning of these periods, is as follows:


                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                             1998     1997     1998     1997
                                             ----     ----     ----     ----
                                                 (Amounts in Thousands)

Total income                                $  81    $  40    $ 335   $ 168
Net income (loss)                             (75)    (200)      68     (80)
Net income per limited partnership unit      (.22)    (.58)     .20    (.23)

         These pro forma results reflect certain adjustments which, among other things, include a decrease in revenues from cable subscribers, decreases in operating expenses and decreases in depreciation and amortization of tangible and intangible assets. These pro forma consolidated statements should not necessarily be considered as indicative of the results that would have occurred had the acquisitions been made at the beginning of the year.

                 PHOENIX LEASING INCOME FUND VII AND SUBSIDIARY


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing Income Fund VII and Subsidiary (the Partnership) reported a net loss of $83,000 and $5,000 during the three and nine months ended September 30, 1998, respectively, as compared to a net loss of $191,000 and $79,000 during the same periods in the preceding year. The improvement in earnings for the three and nine months ended September 30, 1998, as compared to the same periods in 1997, is a result of an increase in other income.
Additionally, the increase in interest income from notes receivable also contributed to the improvement in earnings for the nine months ended September 30, 1998, as compared to the same period in the prior year.

         Total revenues increased by $53,000 and $58,000 for the three and nine months ended September 30, 1998, as compared to the same periods in the previous year. This increase is the result of an increase in other income of $25,000 and $23,000 for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. The increase in other income is attributable to an increase in interest income and a gain on sale of securities.

         The increase in interest income from notes receivable of $134,000 for the nine months ended September 30, 1998, compared to the same period in the prior year, is due to the Partnership receiving settlement proceeds from a defaulted note receivable. The Partnership received proceeds, during the second quarter of 1998, of $752,000 as a settlement on a note with a carrying value of $601,000.

         An additional factor contributing to the increase in total revenues for the three months ended September 30, 1998 is the increase in rental income of $16,000, as compared to the same period in the prior year. This increase in rental income is due to settlements received on defaulted leases.

         Total expenses decreased by $50,000 for the three months ended September 30, 1998 and increased by $8,000 for the nine months ended September 30, 1998, as compared to the same periods in the prior year. The decrease in expenses for the three months ended September 30, 1998, as well as for the nine months ended September 30, 1998, is due to a decline in legal expenses of $69,000, as compared to the same period in the prior year. Legal expenses were higher in the prior year due to a defaulted note receivable. The Partnership received a settlement on this note during the nine months ended September 30, 1998.

          The increase in expenses for the nine months ended September 30, 1998 is primarily attributable to increases in most expense items with management fees to the General Partner and depreciation expense contributing the largest increase. The increase in management fees of $36,000 for the nine months ended September 30, 1998, compared to the same period in the prior year, is attributable to the receipt of settlement proceeds from a defaulted notes receivable, as previously discussed. Depreciation and amortization increased by

$25,000 for the nine months ended September 30, 1998, compared to the same period in 1997, due to an increase in cable system depreciation. These increases were partially offset by a decrease in legal expenses of $94,000 for the nine months ended September 30, 1998, compared to the same periods in the previous year.

         Because Phoenix Leasing Income Fund VII is in its liquidation stage, it is not expected that the Partnership will acquire any additional equipment for its leasing activities. As a result, revenues from leasing activities are expected to continue to decline. The aggregate original cost of equipment owned by the Partnership is $326,000 at September 30, 1998, as compared to $1.1 million at September 30, 1997.


Cable System
------------

         Cable subscriber revenue and cable system operations expenses remained relatively the same for the nine months ended September 30, 1998, as compared to the same period in 1997.

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

         Losses from joint ventures decreased by $19,000 for the three months ended September 30, 1998, but increased by $74,000 for the nine months ended September 30, 1998, as compared to the same periods in the prior year. During the three months ended September 30, 1997, one equipment joint venture recorded provisions for additional depreciation and losses for notes receivable, which contributed to increasing losses for that period. Additionally, during the three months ended September 30, 1998, this same joint venture experienced an increase in earnings as a result of a write off of certain liabilities. The increase in losses for the nine months ended September 30, 1998 is due to one equipment joint venture recognizing a write down due to a settlement.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from its cable television system operations and its equipment leasing and financing activities. Additionally, the Partnership is in the process of liquidating the assets of the Partnership which will provide further liquidity to the Partnership as proceeds from the sale of these assets are received.

         During the nine months ended September 30, 1998, the net cash provided by leasing, financing and cable television activities was $864,000, compared to $115,000 for the same period in the prior year. The net increase in cash generated is due to the receipt of a note receivable settlement during the nine months ended September 30, 1998.

         Distributions from joint ventures is another source of cash generated by the Partnership. The Partnership received distributions from joint ventures of $74,000 for the nine months ended September 30, 1998, compared to $242,000 for the same period in 1997. Distributions from joint ventures decreased for the nine months ended September 30, 1998, compared to the same period in the prior year, due to the closure of one joint venture as well as another joint venture experiencing a decline in cash available for distributions as a result of a reduction in rental income and sales proceeds received.

         As of September 30, 1998, the Partnership owned equipment held for lease with a purchase price of $288,000 and a net book value of $0 compared to $1,048,000 and $0, respectively at September 30, 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The Limited Partners received distributions of $0 and $2,163,000 for the nine months ended September 30, 1998 and 1997, respectively. As a result, the cumulative cash distributions to the Limited Partners are $84,744,000 at September 30, 1998 and 1997. The General Partner did not receive distributions during the nine months ended September 30, 1998 and 1997. The Partnership anticipates making a distribution to partners on or before December 30, 1998.

         The General Partner currently anticipates that it may not be able to liquidate the remaining assets by December 31, 1998, as previously reported. The remaining assets of the Partnership consist primarily of an investment in Phoenix Pacific Northwest J.V., a foreclosed cable television system joint venture. The General Partner is continuing its efforts in marketing this cable television system for sale.

         Cash on hand and cash generated from cable television, equipment leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Consolidated Partnership's ongoing operational expenses.

         On October 19, 1998, Phoenix Concept Cablevision, Inc., a foreclosed cable television system joint venture, received proceeds of $1,681,000 for the sale of its assets. The Partnership owns a 22.32% interest in this joint venture.

         On November 2, 1998, proceeds of $1,974,000 was received for the sale of the assets of Phoenix Cablevision of Oregon, Inc. These assets had a net carrying value of approximately $1,200,000 at September 30, 1998.

Impact of the Year 2000 Issue

         The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computers and computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

         The General Partner has performed an assessment of the computer programs used to conduct the business of the Partnership that are subject to Year 2000 risk. The General Partner and its affiliates are currently in the process of testing, upgrading, modifying and replacing existing computer programs that have been determined not to be Year 2000 compliant. It is estimated that this project will be completed in mid 1999. However, if this project is not completed in a timely matter, the Year 2000 issue could have a material impact on the Partnership's operations. The costs of these changes are being incurred by the General Partner or its affiliates. Costs incurred by the Partnership will be expensed as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations. The General Partner currently does not have a contingency plan, but will continue to evaluate the need for such plan as systems and programs are tested.

         The Partnership's customers consist of cable subscribers, lessees and borrowers. The Partnership does not have exposure to any individual customer that would materially impact the Partnership should the customer experience a significant Year 2000 problem.

         The assessments of the risks and costs of the Year 2000 issue are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and the actual results could differ materially from those estimates.

                         PHOENIX LEASING INCOME FUND VII

                               September 30, 1998

                           Part II. Other Information.
                                    -----------------


Item 1.       Legal Proceedings.
              -----------------

         On October 28, 1997, a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III LP., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of a constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs subsequently amended the Marin Action on August 14, 1998. On October 23, 1998, the Companies filed a demurrer to the Marin Action, seeking its dismissal. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

Item 2.     Changes in Securities.  Inapplicable
            ---------------------

Item 3.     Defaults Upon Senior Securities.  Inapplicable
            -------------------------------

Item 4.     Submission of Matters to a Vote of Securities Holders. Inapplicable
            -----------------------------------------------------

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


                                           PHOENIX LEASING INCOME FUND VII
                                           -------------------------------
                                                   (Registrant)


    Date                       Title                             Signature
    ----                       -----                             ---------


November 11, 1998    Executive Vice President,             /S/ GARY W. MARTINEZ
-----------------    Chief Operating Officer               --------------------
                     and a Director of                     (Gary W. Martinez)
                     Phoenix Leasing Incorporated
                     General Partner



November 11, 1998    Chief Financial Officer,              /S/ HOWARD SOLOVEI
-----------------    Treasurer and a Director of           --------------------
                     Phoenix Leasing Incorporated          (Howard Solovei)
                     General Partner



November 11, 1998    Senior Vice President,                /S/ BRYANT J. TONG
-----------------    Financial Operations                  --------------------
                     (Principal Accounting Officer)        (Bryant J. Tong)
                     and a Director of
                     Phoenix Leasing Incorporated
                     General Partner